Form 10-K
period 1993-11-30
MGI PROPERTIES
filed 1994-02-17
CIK 68330

THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED
          PURSUANT TO RULE 901(d) OF REGULATION S-T

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K
                                  ---------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year ended November 30, 1993
                         Commission File No. 1-6833

                               MGI PROPERTIES
- ------------------------------------------------------------------------------

           (Exact name of Registrant as specified in its charter)

        Massachusetts                                   04-6268740
- -------------------------------            --------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

                  30 Rowes Wharf, Boston, Massachusetts   02110
- -----------------------------------------------------------------------------

             (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (617) 330-5335
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange
Title of each class                      on which registered
- -------------------                     ---------------------

Common Shares                           New York Stock Exchange
(par value $l per share)

     Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X                   No
                        ---                     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 10, 1994, the aggregate market value of the voting shares of the Registrant held by non-affiliates of the Registrant was $165,672,951.

Common Shares Outstanding as of November 30, 1993:  11,433,721

     The information required by Part III of Form 10-K will be incorporated by reference to a definitive proxy statement involving the election of Trustees which is expected to be filed by the Registrant pursuant to Regulation 14A within 120 days after the close of its fiscal year ended November 30, 1993.

                              TABLE OF CONTENTS

                                                                         Page
                                                                         ----


PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
     Item 1.  Business  . . . . . . . . . . . . . . . . . . . . . . . . .   1
     Item 2.  Properties  . . . . . . . . . . . . . . . . . . . . . . . .   7
     Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .   9
     Item 4.  Submission of Matters to a
               Vote of Security Holders . . . . . . . . . . . . . . . . .   9

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
     Item 5.  Market for Registrant's Common Equity
               and Related Stockholder Matters  . . . . . . . . . . . . .  10
     Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . .  11
     Item 7.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations  . . . . . .  13
     Item 8.  Financial Statements and Supplementary Data . . . . . . . .  17
     Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure . . . . . . . . . . . . . .  17

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
     Item 14.  Exhibits, Financial Statement Schedules
                    and Reports on Form 8-K . . . . . . . . . . . . . . .  19

POWER OF ATTORNEY . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25

                                   PART I
                                   ------

Item 1.  Business
- ------   --------

General
- -------

          MGI Properties (the "Trust" or "MGI") is an unincorporated business trust organized under the laws of the Commonwealth of Massachusetts. MGI commenced operations in 1971 as a real estate investment trust. Since that time, the Trust has elected to be treated as a real estate investment trust (a "REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), and expects to continue to operate in a manner which will entitle the Trust to be so treated. For each taxable year in which the Trust qualifies as a REIT under the Internal Revenue Code, taxable income distributed to the holders of its shares will not be taxable to the Trust (other than certain items of tax preference which are subject to minimum tax in the hands of the Trust). See "Investment and Operating Policies" and "Portfolio" below and the description of dividend policy included under Item 5 of this Annual Report on Form 10-K for the year ended November 30, 1993 (the "Report").

          References herein to the Trust include its wholly-owned subsidiaries.

Narrative Description of Business
- ---------------------------------

          The Trust, which is a self-administered and self-managed equity REIT, owns and manages a diversified portfolio of income-producing real estate assets. The Trust's portfolio consists of investments in apartment complexes, multi-use industrial facilities (such as warehouses and research and development buildings), shopping centers and office buildings. The primary investment objective of the Trust is to make diversified equity and equity-oriented investments in existing properties believed to be capable of producing stable and rising income streams and having long-term capital appreciation potential. The Trust also believes that its active managing and leasing practices can enhance rental income, funds from operations and long-term capital appreciation. These investments have typically taken the form in recent years of a direct equity ownership interest.

          The Trust employs ten persons.

Investment and Operating Policies
- ---------------------------------

          The investment policy of the Trust in its broadest aspect is to seek income of the types permitted to a REIT under Section 856 of the Internal Revenue Code, consistent with its Declaration of Trust. Under its Declaration of Trust, the Trust is permitted to invest in a broad range of real estate and mortgage investments, including among other things equity interests, full or participating interests in securities, whether or not secured by mortgages, interests in rents and any other interests related to real property. The Trust's policies are subject to ongoing review by the Board of Trustees and may be modified from time to time to take into consideration changes in business or economic conditions or otherwise as circumstances warrant.

          The Trust's investment focus with respect to type of property has, during the last several years, been directed to equity and equity-oriented investments in existing income-producing properties, principally apartment complexes, multi-use industrial facilities, shopping centers and office
buildings.   MGI continues to believe it is beneficial to diversify its assets by location and type of real estate, although it periodically changes its emphasis from one sector to another in accordance with its perception of market opportunities. Over the past several years MGI, has increased its emphasis on acquisitions in the northeastern region of the United States, including industrial and office properties.

          Although the principal investment emphasis is on the direct ownership of income-producing equity real estate, MGI was historically an equity-oriented or "hybrid" (equity and mortgage) trust. MGI's focus turned from mortgage loans with equity participations toward equity investments in which the Trust becomes the sole owner of the property and realizes all of the property's future benefits and risks. Management believes that this evolution has given the Trust greater control over the direction of its portfolio and the opportunity to increase its capital gains potential.

          Previously, when operating as a hybrid trust, the investments financed as mortgages (first mortgage loans, junior liens, including wrap-around mortgages, or purchase-money mortgages taken back on the sale of former equity investments) have in many instances included an option to acquire, or a provision for the conversion of such mortgage into, a material equity position at a cost believed by management to be favorable, and in some instances, a participation in the earnings from the property over a base amount or a percentage of the proceeds from the sale of the property.

          In making new investments, MGI's investment focus has been primarily directed to acquiring quality income-producing properties. Over the last several years, MGI's investment philosophy has been to seek what management believes to be value- creating opportunities by acquiring quality properties that have not met their full potential at a cost believed to be below or near replacement value. Management believes that its investments can be managed to create a total return which includes current income and appreciation. The Trust seeks to implement its investment objectives through selective acquisitions of quality properties, leasing and property management in accordance with its defined long term goals, investment in property improvements and periodic sales of selected properties. The Trust has recently operated with an individual investment parameter of below $20,000,000, but has exceeded and may occasionally exceed this parameter. The decision to sell specific properties or investments involves a number of factors, including the economic climate (giving effect also to the impact of tax laws and other regulatory factors), future potential and reinvestment alternatives. As indicated above, the investment focus may change, based upon the ongoing review of the Trust's policies by the Board of Trustees.

          As is common with any real estate owner or lender investing in equity real estate, partnerships, mortgage loans and other investments, the Trust from time to time may restructure its financial arrangements with partners, tenants or borrowers who encounter financial or other difficulties. Accordingly, the Trust, as circumstances warrant, has modified and will modify a lease, partnership, loan or other agreement if, after investigation, it is established that such modification would be economically feasible and in the best interests of the Trust. Protection of the Trust's investments may require foreclosure or other action leading to acquisition of title to properties underlying its mortgage loans or investments.

          The Trust's business is limited to investments in real estate, direct or indirect, including investments in and possible future acquisitions of real estate companies. To the extent that the Trust has assets not otherwise invested in real estate, the Trust may invest such assets in other securities, including United States government obligations and commercial paper, so long as, in the opinion of the Trustees, such securities may be held without jeopardizing the Trust's qualification as a REIT under the Internal Revenue Code.

          Funds necessary to conduct operations are provided from rental and interest income, mortgaging of equity investments, lines of credit, corporate borrowings, sale of marketable securities and loan repayments and amortization. Such operations include the Trust's continuous incurrence of costs, reimbursed and unreimbursed, for improvements and renovations of its existing properties in order to maintain and enhance their value. From time to time, as conditions warrant, the Trust may operate on a leveraged basis by incurring indebtedness in order to increase its capital available for investment when, in the Trustees' judgment, the Trust will benefit thereby. There is no assurance at any given time that borrowed funds will be available or that the terms and conditions of such borrowings will be acceptable. The Trust may employ short-term borrowings to fund some of its investments. Reference is made to Note 4 of the Notes to Consolidated Financial Statements included in Item 14 below.

Portfolio
- ---------

          The Trust's real estate portfolio as of November 30, 1993 consisted of interests in fifty properties, forty-five of which are wholly-owned, three are owned by partnerships in which the Trust has an equity interest, one is a property sold by the Trust in a prior year transaction which did not meet the conditions for a completed sale and is still carried as a real estate investment for financial accounting purposes and one is a mortgage loan that is accounted for as real estate owned. For tax purposes, the property sold and the property accounted for as real estate owned are treated as mortgage loans receivable.

          The Trust's real estate investments can be classified by type of property and market region. As of November 30, 1993, the Trust's real estate investments were diversified by type of property as follows:


                      Number of                      Percent of
 Type Of Property     Properties         Cost           Total
 ----------------     ----------    -------------    ----------
 Apartments               10        $ 78,955,000        30.5%

 Retail                    5          53,198,000        20.6
 Office                    9          65,230,000        25.2
 Industrial               25          61,255,000        23.7
 Land                      1              25,000          *
                          --        ------------       ------

     Total                50       $ 258,663,000       100.0%
                          --        ------------       ------


- ----------
*    Less than 1%


     As of November 30, 1993, the Trust's real estate investments were diversified by geographic region as follows:
                                                   Percent of
                  Number of                     Portfolio Based
 Region          Properties         Cost           on Cost
 ------          ----------     -----------     ---------------
 Midwest             22        $ 99,726,000           38.5%

 Southeast           13          74,408,000           28.8
 Mid-Atlantic         4          23,129,000            8.9
 Northeast           10          61,175,000           23.7
 Other                1             225,000             .1
                     --         -----------          ------

 Total               50        $258,663,000          100.0%
                     --         -----------          ------


          Terms under leases to tenants at the Trust's properties range from tenancies-at-will up to eighteen years. The Trust leases commercial space to approximately 260 commercial tenants, including 130 office tenants, 71 retail tenants and 59 industrial tenants.

          Additional information concerning the Trust's mortgage and real estate investments is set forth under Item 2 and in Notes 1, 2, 3, 4 and 7 in the Notes to Consolidated Financial Statements and Schedules XI and XII of the Financial Statement Schedules included in Item 14 below.

Environmental Matters
- ---------------------

          Under various Federal, state and local laws, ordinances and regulations, an owner of real estate or lender may be held liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property. The costs of such removal or remediation of such substances could be substantial. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. Other Federal and state laws require the removal or encapsulation of asbestos containing material in the event of remodeling or renovation.

          MGI is not aware of any material violation of applicable environmental requirements with respect to any of its real estate investments and MGI is not aware of any environmental liabilities (including asbestos related liabilities) that management believes would have a material adverse effect on MGI's business, assets or results of operations.

Competition, Regulation and Other Factors
- -----------------------------------------

          The success of the Trust depends, among other factors, upon general economic conditions and trends, including interest rates, availability of credit, real estate trends, construction costs, income tax laws, governmental regulations and legislation, increases or decreases in operating expenses, zoning laws, population trends and the ability of the Trust to attract tenants and keep its properties leased at profitable levels. The Trust does not consider its real estate business to be seasonal in nature.

          In the area of investment permitted to the Trust, there may be a wide variety of competing investors and lenders. The Trust competes with life insurance companies, real estate investment trusts, pension funds, other financial institutions, partnerships, corporations, individuals and other business entities, both domestic and foreign. An increase in the number of competing investors and lenders and the availability of investment funds can have the effect of increasing competition for investments in real estate and reducing the yields realizable with respect to such investments. With respect to properties presently owned by the Trust, or in which it has an investment, the Trust competes with other owners of properties for tenants. The Trust's properties compete for tenants primarily on the basis of location, rent and the condition and design of improvements. Its properties compete with similar properties located in their geographic area, and such properties may be newer and larger than those in which the Trust has an interest. There are no statistics readily available which would enable the Trust to determine its position with respect to its competitors in the real estate investment industry.

          The Trust has been able to compete effectively despite the recessionary environment in certain regions during fiscal 1993 and believes that it will be able to do so in the future, by reason of the diverse make-up of its income producing properties, as well as their geographic diversity. However, a continuation of the recessionary economic conditions in certain regions or any adverse changes in local or national economic conditions could result in the inability of some existing tenants (or borrowers) of the Trust to meet their lease or other obligations and could otherwise adversely affect the Trust's ability to attract or retain tenants. Management believes, however, that by reason of the factors stated above and the Trust's financial strength and operating practices, particularly its ability to implement renovations and improvements, it will be able to maintain and over time increase rental income from its properties (although there can be no assurance thereof).


Item 2.  Properties.
- ------   ----------

          The following table sets forth certain information concerning the Trust's properties.

                                  SUMMARY OF PROPERTIES AT NOVEMBER 30, 1993

                                    Percentage                        Net Carrying Value
APARTMENTS                            Leased       Units            Dollars        Per Unit
Metairie, LA(a)                      94%            516       $10,663,000       $20,665
Harrison Township, MI                97%            376         7,498,000        19,941
Bloomfield Hills, MI                 97%            346        15,201,000        43,934
Tampa, FL                            92%            264         7,851,000        29,739
Laurel, MD                          100%            237        12,112,000        51,105
Memphis, TN                          99%            208         5,615,000        26,995
Tampa, FL                            97%            112         5,065,000        45,223

     Total                           96%          2,059       $64,005,000       $31,085
                                     ---          -----       -----------       -------

                        Percent     Percentage                     Net
Partnerships           Interest       Leased       Units      Carrying Value

Washington, DC          4.0%         94%            778        $   16,000
San Bruno, CA           2.0%         95%            430           225,000
St. Petersburg, FL     49.9%         96%            212         1,902,000

Total                                             1,420        $2,143,000
                                                  -----        ----------

                                                                  1994
                                                               Scheduled
                              Net Carrying Value  Percentage     Lease         Principal                Lease
RETAIL            Sq. Ft.     Dollars     Sq. Ft.   Leased    Expirations       Tenants              Expiration
Aurora, IL       313,000    $27,782,000  $88.76       96%         2%        Builders Square            8/31/06
Baltimore, MD    135,000      6,863,000   50.84      100%         9%        Kmart Corp.               11/30/05
Nashville, TN    111,400      4,002,000   35.92       98%         3%        Burlington Coat Factory    1/31/10
Tampa, FL        100,600      8,492,000   84.41       93%         2%        Publix Supermarket        11/30/06
Hagerstown, MD    40,200      1,496,000   37.21      100%         --        Giant Food Stores, Inc.   12/31/04
     Total       700,200    $48,635,000  $69.46       97%         3%
                 -------    -----------  ------       ---         --

Note:
(a) See Note 2 of the Notes to Consolidated Financial Statements included under Item 14 of this Report.

                                                                  (continued)



Item 2.  Properties. (cont'd)
- ------   ----------

                                                                     1994
                                                                  Scheduled
                                   Net Carrying Value  Percentage   Lease                            Lease
INDUSTRIAL            Sq. Ft.      Dollars     Sq. Ft.   Leased  Expirations   Principal Tenants   Expiration
Wilmington, MA        294,000     $7,030,000  $23.91      100%        --    Avon Dispatch           5/31/00
Nashville, TN         203,000      3,341,000   16.46      100%       54%    Staton Inc.             8/23/94
North Charleston, SC  191,900      2,463,000   12.83      100%        --    Mill Transportation    12/31/95
Brooklyn Center, MN   127,500      1,479,000   11.60      100%        --    Hoffman Engineering    10/31/96
New Hope, MN          113,900      2,048,000   17.98      100%       53%    Honeywell, Inc.         7/31/94
Plymouth, MN          111,200      2,416,000   21.73       98%       25%    Robbinsdale Nurseries  12/31/96
Wilmington, MA        109,400      4,577,000   41.84      100%        --    United Shoe Machinery  12/31/01
Andover, MA           105,500      7,235,000   68.58      100%        --    ISI Systems, Inc.       4/30/99
New Hope, MN           96,000      1,976,000   20.58      100%        --    Gaines & Hanson         4/30/97
New Hope, MN           96,000      1,713,000   17.84      100%        --    A-Tek, Inc.             5/31/95
St. Louis, MO          95,600      2,221,000   23.23      100%       39%    S.P. Richards           8/31/95
Bedford, MA            92,700      2,543,000   27.43      100%        --    Imaging Technology      7/25/96
St. Louis, MO          85,400      1,611,000   18.86      100%        --    Reynolds Metals Co.     5/11/04
Westwood, MA           77,400      1,565,000   20.22      100%        --    PB Diagnostic Systems    5/8/97
Bedford, MA            70,600      2,244,000   31.78      100%        --    Atex Publishing         7/31/98
St. Louis, MO          61,400      1,499,000   24.41      100%        --    American Greetings      4/14/95
St. Louis, MO          61,200      1,586,000   25.92      100%        --    Tyler Mountain Water   12/31/94
Billerica, MA          60,000      2,109,000   35.15      100%        --    Colorgen                6/30/97
Blue Ash, OH           53,200        642,000   12.07      100%        --    Aero Mailing            8/31/95
Brooklyn Center, MN    41,300        877,000   21.23      100%       44%    HI-LO Manufacturing    11/30/95
St. Louis, MO          41,000      1,190,000   29.02      100%       43%    National Service        3/31/95
                                                                            Industries
St. Louis, MO          40,900      1,413,000   34.55       80%        6%    IBF Business Forms      6/30/98
Brooklyn Center, MN    40,300      1,074,000   26.65      100%        --    Elvig Design            7/31/95
Blue Ash, OH           38,700        523,000   13.51      100%        --    Ethicon                 1/31/95
St. Louis, MO          35,600      1,929,000   54.19      100%        8%    Interlock               3/31/95
     Total          2,343,700    $57,304,000  $24.45      100%       12%
                    ---------    -----------  ------      ----       ---

                                                                     1994
                                                                  Scheduled
                                     Carrying Value    Percentage   Lease                            Lease
OFFICE                Sq. Ft.      Dollars     Sq. Ft.   Leased  Expirations   Principal Tenants   Expiration
Franklin Township, NJ 178,600   $15,318,000   $85.77       97%       20%    Merrill Lynch          6/30/97
Tampa, FL             122,400     9,986,000    81.58       93%        9%    Bally                  6/30/00
Framingham, MA        109,000     7,193,000    65.99      100%       21%    IDG                   10/12/94
Boston, MA            106,000     8,568,000    80.83       97%        --    Cambridge Associates   4/26/99
Ann Arbor, MI          76,600     5,878,000    76.74       98%        2%    Allen-Bradley Co.      5/31/95
Naperville, IL         63,800     4,383,000    68.70       86%       77%    Crescent Counties     12/31/93
                                                                            Foundation
Greenville, SC         48,600     2,344,000    48.23       69%       11%    S.C. Tax Commission    6/30/96
Greenville, SC         46,000     1,961,000    42.63       93%       14%    S.C. Voc. Rehab. Dept.10/31/95
Charlotte, NC          16,300       928,000    56.93       47%        --    Comprehensive Medical  9/30/95

     Total            767,300   $56,559,000   $73.71       93%       17%
                      -------   -----------   ------       ---       ---

                    Net Carrying Value
     Grand Total All Properties $228,646,000

          Reference is made to Notes 1, 2 and 3 in the Notes to the Consolidated Financial Statement and Schedules XI and XII of the Financial Statement Schedules for descriptions of the Trust's investments and properties.

Executive Office.
- ----------------

          The Trust's headquarters, at 30 Rowes Wharf, Boston,
Massachusetts, includes approximately 5,400 square feet and is occupied under a lease expiring November 30, 1994.

Item 3.  Legal Proceedings.
- ------   -----------------

          The Trust is not a party to any material legal proceedings as to which it does not have adequate insurance coverage.

Item 4.  Submission of Matters to a
- ------
         Vote of Security Holders.
         ------------------------

     Not applicable.

                                   PART II
                                   -------

Item 5.  Market for Registrant's Common Equity
- ------
         and Related Stockholder Matters.
         -------------------------------

          (a)  Market Information and Dividends.

          The principal market on which the Trust's common shares are traded is the New York Stock Exchange, under the symbol MGI. The table below sets forth, for the fiscal quarters indicated, the high and low sales prices on the New York Stock Exchange of the Trust's common shares and dividends paid per common share.


     Fiscal                 Sales Price
                    --------------------------
      1993            High             Low          Dividends
     ------           ----             ---          ---------

First Quarter        15 3/4           11               $.20
Second Quarter       16 1/2           13               $.20
Third Quarter        13 3/8           12               $.20
Fourth Quarter       15 1/8           12 3/4           $.21


     Fiscal                 Sales Price
                    --------------------------
      1992            High             Low          Dividends
     ------           ----             ---          ---------

First Quarter        12 1/2            9 5/8           $.20
Second Quarter       12               10 7/8           $.20
Third Quarter        12 1/8           11 1/8           $.20
Fourth Quarter       12 1/8           11 1/8           $.20



          Future dividends will be determined by the Trust's Board of Trustees and will be dependent upon the earnings, financial position and cash requirements of the Trust and other relevant factors existing at the time. The Trust must distribute at least 95% of the Trust's taxable income in order to enable it to qualify as a real estate investment trust for tax purposes. So long as the Trust continues to qualify as a REIT, shareholders will, therefore, receive in the form of dividends at least 95% of the taxable income of the Trust.

          (b)  Approximate Number of Holders of Common Shares.

                                   Approximate Number
                                   of Holders (as of
Title of Class                     February 8, 1994)
- -----------------------------------------------------

Common Shares, $1.00                    3,219
 par value

Item 6.  Selected Financial Data (a)
- ------   -----------------------
        (Not covered by Independent Auditors' Report)

                                                            Five years ended November 30,

                                                  1993           1992         1991         1990           1989
                                                  ----           ----         ----         ----           ----
Summary of operations
   Income:
      Rental and other income              $ 36,094,000  $ 27,928,000 $ 30,662,000  $ 29,036,000  $ 25,994,000
      Interest on mortgage and other loans
                                                 54,000     1,686,000    1,697,000     1,622,000     1,909,000
      Interest on investment securities         659,000       916,000      682,000       903,000     1,541,000
      Other                                      91,000        59,000       90,000            --       142,000
                                             ----------    ----------   ----------    ----------     ---------
        Total income                         36,898,000    30,589,000   33,131,000    31,561,000    29,586,000
                                             ----------    ----------   ----------    ----------    ----------

   Expense:
      Property operating expenses and
         real estate taxes                   14,704,000    11,442,000   12,442,000    11,334,000    10,548,000
      Depreciation and amortization           6,987,000     5,996,000    5,974,000     5,552,000     4,556,000
      Interest                                5,059,000     5,511,000    6,429,000     5,925,000     4,684,000
      General and administrative              2,191,000     2,036,000    2,108,000     2,208,000     2,373,000
                                             ----------    ----------   ----------    ----------    ----------
        Total expenses                       28,941,000    24,985,000   26,953,000    25,019,000    22,161,000
                                             ----------    ----------   ----------    ----------    ----------

         Income before net gains and
            losses                            7,957,000     5,604,000    6,178,000     6,542,000     7,425,000
   Net Gains (losses)                                --     1,644,000           --      (360,000)      310,000
                                             ----------    ----------   ----------   -----------    ----------
         Net income                          $7,957,000    $7,248,000   $6,178,000    $6,182,000    $7,735,000
                                             ----------    ----------   ----------    ----------    ----------

Per share data (b):
   Income before net gains and losses             $ .75         $ .60        $ .66         $ .70         $ .80
   Net gains (losses)                             --              .17           --          (.04)          .03
                                                  -----         -----         ----        ------         -----

      Net income                                  $ .75         $ .77        $ .66         $ .66         $ .83
                                                  -----         -----        -----         -----         -----

      Funds from operations                       $1.42         $1.24        $1.30         $1.29         $1.34
                                                  -----         -----        -----         -----         -----

      Dividends                                   $ .81         $ .80        $ .80         $1.04         $1.36
                                                  -----         -----        -----         -----         -----
Summary of financial position:
   Investments in real estate              $258,663,000  $209,905,000 $208,011,000  $205,993,000  $173,973,000
                                           ------------  ------------ ------------  ------------  ------------

   Mortgage and other loans receivable
                                                     --  $  5,880,000 $ 18,419,000  $ 18,260,000  $ 22,775,000
                                           ------------  ------------ ------------  ------------  ------------

   Investment securities                   $ 11,089,000  $ 16,721,000 $  8,767,000  $ 10,758,000  $ 13,235,000
                                           ------------  ------------ ------------  ------------  ------------

   Total assets                            $246,700,000  $214,161,000 $217,428,000  $222,434,000  $202,716,000
                                           ------------  ------------ ------------  ------------  ------------

   Mortgage and other loans payable        $ 66,949,000  $ 60,571,000 $ 67,852,000  $ 71,304,000  $ 48,953,000
                                           ------------  ------------ ------------  ------------  ------------

   Total shareholders' equity              $171,039,000  $145,748,000 $145,873,000  $147,213,000  $151,085,000
                                           ------------  ------------ ------------  ------------  ------------

Weighted average number of shares
   outstanding                               10,574,104     9,402,476    9,396,992     9,400,559     9,329,124
                                             ----------     ---------    ---------     ---------     ---------

Notes:
(a)  Reference is  made to  the Index to  Consolidated Financial  Statements filed  as a part  of this
     report under Item 14.   Item 6, Selected Financial Data, should  be read in conjunction  with the
     Consolidated Financial Statements and the related notes appearing therein.
(b)  The assumed conversion of outstanding options results in dilution of less than 3%.
                                                                                           (continued)

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.
         ---------------------------------------------

Liquidity and Capital Resources
- -------------------------------

     At November 30, 1993 financial liquidity was provided by $12.7 million in cash and investment securities and by an unused $10.0 million line of credit. Shareholders' equity of $171.0 million at November 30, 1993, when compared to $145.7 million at November 30, 1992, reflects net proceeds of $25.6 million received in connection with the May 6, 1993 public offering of 2,000,000 common shares, dividends of $0.5 million paid in excess of net income and, to a lesser extent, treasury stock issued in connection with stock options exercised.

     Sources of funds in 1993 included the public sale of common shares, operations, interest income and the Trust's portfolio of investment securities. In 1993, these resources were used to: (i) acquire ten industrial properties and two office buildings, totaling 950,300 square feet and 215,000 square feet of space, respectively, for an aggregate of $41.1 million cash and a $6.6 million wrap-around mortgage loan of which MGI had been the lender, (ii) pay dividends of $8.5 million, (iii) repay debt of $7.7 million, and (iv) fund $2.7 million of tenant and capital improvements.

     Total mortgage and other loans payable aggregated $66.9 million at November 30, 1993, a net increase of $6.3 million compared to $60.6 million at November 30, 1992. The increase resulted from the addition of $14.0 million of debt (which included $0.7 million of debt in connection with the acquisition of four industrial buildings), offset by scheduled amortization payments of $0.9 million, a $5.6 million repayment of a maturing loan and prepayments of $1.1 million (which included $0.7 million in connection with the amendment and assignment of a lease at Yorkshire Plaza located in Aurora, Illinois and $0.4 million related to three first mortgages acquired in connection with three industrial buildings). Mortgage and other loans payable are collateralized by sixteen of MGI's properties having an aggregate carrying value of $115.8 million, $3.2 million of investment securities and MGI's guarantees of $9.2 million. Subsequent to November 30, 1993, mortgage loans payable increased by $2.2 million as MGI received the balance of the proceeds of a loan which closed in November 1993.

     Loans payable due within twelve months of November 30, 1993 totaled $18.7 million, including a $6.3 million 12.75% loan with an April 1994 maturity and a $11.2 million floating rate loan with a September 1994 maturity. MGI has commenced, on a preliminary basis, several mortgage financing initiatives. If MGI proceeds with all of these borrowing initiatives a net increase in outstanding debt of approximately $30,000,000 may result. Despite the generally reduced availability of real estate financing, MGI believes it will be successful extending or refinancing maturing mortgage loans upon satisfactory terms although there can be no assurance thereof.

     In December 1993, MGI acquired two industrial/research and development buildings, one totaling 100,000 square feet and the other 56,300 square feet, located in suburban Boston, Massachusetts for an aggregate price of $6.3 million cash. Both buildings are 100% occupied by the same publicly-traded tenant with leases that expire in June 1998 and December 1999. Other cash requirements in 1994 are distributions to shareholders, capital and tenant improvements and other leasing expenditures required to maintain MGI's occupancy levels and other investment undertakings. During the period 1990 through 1993, annual expenditures for capital and tenant improvements averaged approximately 1.2% of real estate investments. In 1994 budgeted capital and tenant improvements which are based on assumed leasing activity, completion of discretionary capital projects and estimated costs, approximates 1.7% of real estate investments.

     Principal sources of funds in the future are expected to be from operations of properties including those acquired in the future, mortgaging or refinancing existing mortgages on properties and MGI's portfolio of investment securities. Other potential sources of funds may include the proceeds of offerings of additional equity or debt securities or the sale of real estate investments. The cost of new borrowings or issuances of equity capital will be measured against the anticipated yields of investments to be acquired with such funds. Following the December 1993 acquisition of two buildings, the purchase of additional properties in 1994 may require the use of funds from MGI's line of credit, new borrowings, the sale of properties currently owned or the issuance of equity securities. MGI believes the combination, at November 30, 1993, of cash and investment securities, the value of MGI's unencumbered properties, and other resources are sufficient to meet its short and long term liquidity requirements.

Results of Operations
- ---------------------

     Net income for 1993 of $8.0 million, or $0.75 per share on the greater number of shares outstanding, exceeded net income of $7.2 million, or $0.77 per share, in 1992. Included in net income in 1992 was a net gain of $1.6 million, or $.17 per share.

     Funds from operations in 1993 totaled $15.0 million, or $1.42 per share on the greater number of shares outstanding, compared to $11.7 million, or $1.24 per share, in 1992. MGI defines funds from operations as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring, sales of property and similar non-cash items, depreciation and amortization charges, and equity method partnership losses. MGI believes funds from operations is an appropriate supplemental measure of operating performance. The change in funds from operations is attributable to the same factors that affected income before net gains, with the exception of depreciation and amortization expense.

     The increase in income before net gains when comparing 1993 to 1992 resulted principally from the increase in properties owned and the receipt of a non-recurring fee. As a result, rental and other income, property operating expenses, real estate tax expense, depreciation and amortization expense increased and mortgage interest income decreased in 1993. The $8.2 million increase in rental and other income in 1993 compared to 1992 was principally the result of (i) $3.6 million from the properties acquired in 1993, (ii) $2.4 million related to the reclassification of MGI's investment in a Metairie, Louisiana apartment complex to owned real estate from a mortgage receivable, (iii) $1.0 million of non-recurring income received in connection with the assignment and amendment of a lease at Yorkshire Plaza, Aurora, Illinois, (iv) $0.8 million due to the partial year ownership of properties acquired in 1992 and (v) the $0.4 million increase from the balance of the portfolio.

     The $2.4 million increase in property operating expenses and the $0.9 million increase in real estate taxes in 1993 as compared to 1992, reflect primarily (i) $1.0 million and $0.1 million, respectively, related to the Metairie, Louisiana apartment complex, (ii) $0.8 million and $0.6 million, respectively, from the properties acquired in 1993, (iii) $0.2 million and $0.1 million, respectively, due to the buildings acquired in 1992 and (iv) $0.4 million and $0.1 million, respectively, from the balance of the portfolio. The $1.0 million increase in depreciation and amortization expense for 1993 when compared to 1992 was mostly due to partial year ownership of the properties acquired in 1993 and 1992 ($0.4 million) and the Louisiana apartment complex ($0.5 million).

     The $1.6 million decrease in mortgage interest income in 1993 is due to the reclassification of the Metairie, Louisiana investment to real estate owned and the acquisition by MGI of the four properties that secured a $6.6 million MGI wrap-around mortgage loan. Three additional factors also contributed to the increase in income before net gains and funds from operations when 1993 is compared to 1992. Interest income in 1993 reflects a decrease in the average outstanding balance of short-term investments and lower interest rates. General and administrative expenses increased in 1993 primarily reflecting an increase in personnel. Lower average levels of debt outstanding, combined with lower interest rates on variable rate debt, resulted in decreased interest expense of $0.5 million when 1993 is compared to 1992.

     Average occupancy levels of 94% in 1993 were higher than the level achieved in 1992. Average occupancy of MGI's industrial properties was 96% in 1993 compared to 92% for 1992. Average occupancy of MGI's office buildings was 94% in 1993 and 91% in 1992. Retail average occupancy during 1993 was 92% compared to 90% in 1992. Average residential occupancy at 94% in 1993 was comparable to 1992.

     At November 30, 1993, scheduled 1994 lease expirations for non-residential space approximates 426,000 square feet, or 11% of the entire commercial portfolio. Of the scheduled 1994 expirations, 275,000 square feet is industrial space, 128,000 square feet is office and 23,000 is retail. During the second half of 1993, MGI was notified that a 40,000 square-foot tenant in a suburban Chicago, Illinois office building was not renewing its lease upon its December 31, 1993 expiration. This tenant contributed annual rental revenues of approximately $0.6 million. Although MGI believes that the rental rates for this tenant's lease is at or below current market rents, rents paid by replacement tenants for this space could be modestly below the existing rent, depending on length of vacancy, tenant size and other market factors.

     Net income for 1992 of $7.2 million, or $.77 per share, exceeded net income of $6.2 million, or $.66 per share, for 1991. Net income in 1992 included net gains of $1.6 million. Funds from operations totaled $11.7 million, or $1.24 per share, in 1992 compared to $12.2 million, or $1.30 per share, in 1991.

     The changes in 1992 income before net gains when compared to 1991 were the result of various factors. The principal factors were the sale of an interest in a California apartment complex ("the San Bruno Transaction"), the acquisitions of two industrial properties and lower interest expense. The $2.7 million decline in rental and other income was the result of a $3.3 million decrease in rental income from the San Bruno Transaction offset by the increase of $0.3 million from the partial-year ownership of the 1992 acquisitions and $0.3 million of increased revenues from the other properties. Property operating expenses, including real estate taxes, decreased $1.0 million as a result of a $1.4 million decrease in operating expenses from the San Bruno Transaction, an increase of $0.1 million in such expenses from the properties acquired in 1992 and an increase of $0.3 million from other properties. Depreciation and amortization expense was $6.0 million in both 1992 and 1991. A decrease in depreciation and amortization expense related to the San Bruno Transaction was offset by an increase related to the 1992 acquisitions and increased amortization expense related to tenant improvements.

     The $0.9 million decrease in interest expense for 1992 when compared to 1991 was the result of the decrease in debt outstanding combined with lower interest rates on variable rate debt. Increased levels of funds available to invest in 1992, due to the San Bruno Transaction, produced an increase in interest income on investment securities for 1992 when compared to 1991, which offset the lower interest rates generally available in 1992 for short-term investments.

     Net gains in 1992 included a $3.7 million gain related to the repayment of approximately $18.8 million of the outstanding financing provided to the partnership owning a San Bruno, California apartment complex. This repayment effected the partial sale of the Trust's interest for financial accounting purposes. Previously this property was carried as a real estate investment since a 1976 sale had not met the financial accounting conditions for a completed sale. In addition, MGI deferred $3.7 million of gain related to this property. Partially offsetting this gain was a $2.1 million write-down recorded in connection with the reclassification of the Trust's mortgage loan receivable on a Metairie, Louisiana apartment complex to owned real estate at November 30, 1992.

     Real estate investments and operations are subject to a number of factors including changes in general economic climate, local conditions (such as an oversupply of space, a decline in effective rents or a reduction in the demand for real estate), competition from other available space, the ability of the owner to provide adequate maintenance, to fund capital and tenant improvements required to maintain market position and control of operating costs. In certain markets in which the Trust owns real estate, overbuilding and local or national economic conditions have combined to produce lower effective rents and/or longer absorption periods for vacant space. As the Trust re-leases space, certain effective rents may be less than those earned previously. Management believes its diversification by region and property type reduces the risks associated with these factors and enhances opportunities for cash flow growth and capital gains potential, although there can be no assurance thereof.

     During the past three fiscal years, the impact of inflation on MGI's operations and investment activity has not been significant.

Item 8.  Financial Statements and Supplementary Data.
- ------   -------------------------------------------

          The financial statements and supplementary data are included under
Item 14 of this Report.

Item 9.  Changes in and Disagreements with Accountants on
- ------
         Accounting and Financial Disclosure.
         -----------------------------------

          None.

                                  PART III
                                  --------

          The information required by Items 10, 11, 12 and 13 of this Part III has been omitted from this Report since the Registrant intends to file with the Securities and Exchange Commission a definitive proxy statement which involves the election of Trustees not later than 120 days after the close of the Registrant's last fiscal year.

                                   PART IV
                                   -------

Item 14.  Exhibits, Financial Statement Schedules
- -------
          and Reports on Form 8-K.
          ---------------------------------------

          (a)  1.  CONSOLIDATED FINANCIAL STATEMENTS

INDEX
- -----

Independent Auditors' Report
Financial Statements:
     Consolidated Balance Sheets, November 30, 1993 and 1992
     Consolidated Statements of Earnings, Years ended November 30, 1993,
       1992 and 1991
     Consolidated Statements of Changes in Shareholders' Equity, Years ended
       November 30, 1993, 1992 and 1991
     Consolidated Statements of Cash Flows, Years ended November 30, 1993,
       1992 and 1991
     Notes to Consolidated Financial Statements

               2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Schedules (as of or for the year ended November 30, 1993):
     Schedule X, Supplementary Income Statement Information
     Schedule XI, Real Estate and Accumulated Depreciation
     Schedule XII, Mortgage Loans on Real Estate

Exhibit XI - Computation of Net Income Per Share, Assuming Full
             Dilution

Other schedules are omitted for the reasons that they are not required, are not applicable, or the required information is set forth in the financial statements or notes thereto.

               3.  EXHIBITS*

                                                              Sequentially
                                                              Numbered Page
                                                              -------------

     3(a)   Second Amended and Restated Declaration of
            Trust, incorporated by reference to Exhibit
            3 of the Trust's Annual Report on Form 10-K for the fiscal year ended November 30, 1981
            (the "1981 10-K").

     (b)    Certificate of First Amendment of Second
            Amended and Restated Declaration of Trust, incorporated by reference to Exhibit 3 of the 1981 10-K.

     (c)    Certificate of Second Amendment of Second
            Amended and Restated Declaration of Trust, incorporated by reference to the Trust's
            Report on Form 8-K, filed on January 13,
            1983.

     (d)    Certificate of Third Amendment of Second
            Amended and Restated Declaration of Trust, incorporated by reference to Exhibit 3(d) to Amendment No. 1 to the Trust's
            Registration Statement on Form S-2 filed on
            June 7, 1985.

     (e)    Certificate of Fourth Amendment of Second
            Amended and Restated Declaration of Trust, dated October 17, 1986, incorporated by reference to the Trust's Annual Report on Form 10-K for the year ended November 30, 1986.

     (f)    Certificate of Fifth Amendment of Second
            Amended and Restated Declaration of Trust, dated March 25, 1987, incorporated by reference to Exhibit 3(f) of the Trust's
            Annual Report on Form 10-K for the fiscal year ended November 30, 1987.

     (g)    Certificate of Sixth Amendment of Second
            Amended and Restated Declaration of Trust, dated February 10, 1988, incorporated by reference to Exhibit 4(g) of the Trust's
            Registration Statement on Form S-8 filed on
            May 3, 1988.

     (h)    Certificate of Seventh Amendment of Second
            Amended and Restated Declaration of Trust, dated June 30, 1988, incorporated by reference to Exhibit 4.8 of the Trust's
            Registration Statement on Form S-4 filed on
            November 10, 1988 (Reg.  No.  33-25495).

     (i)    Certificate of Eighth Amendment of Second
            Amended and Restated Declaration of Trust, dated March 27, 1989, incorporated by reference to Exhibit 3(i) of the Trust's
            Annual Report on Form 10-K for the fiscal year ended November 30, 1989 (the "1989 10-
            K").

     (j) By-Laws, incorporated by reference to the Trust's Report on Form 8-K, filed on
            January 12, 1983.

     (k)    Certificate of Amendment of By-Laws, dated
            March 21, 1989, incorporated by reference to the Trust's Report on Form 8-K dated
            March 21, 1989.

     (l) Rights Agreement, dated as of June 21, 1989 between the Trust and The First National
            Bank of Boston as Rights Agent,
            incorporated by reference to Exhibit 1 to the Trust's Registration Statement on Form
            8-A, filed on June 27, 1989.

     (m)    Certificate of Vote of the Trustees
            Designating a Series of Preferred Shares, dated June 21, 1989, incorporated by reference to Exhibit 3(m) of the 1989 10-K.

     10(a)  Mortgage Growth Investors Incentive Stock
            Option Plan for Key Employees, incorporated by reference to the Trust's Definitive
            Proxy Statement dated March 15, 1982.

     (b)    Mortgage Growth Investors Stock 1982 Option
            Plan For Trustees, incorporated by
            reference to the Trust's Definitive Proxy
            Statement dated March 15, 1982.

     (c)    MGI Properties 1988 Stock Option and Stock
            Appreciation Rights Plans for Key Employees and Trustees, incorporated by reference to the Trust's Definitive Proxy Statement, dated February 19, 1988.

     (d)    Amendment to MGI Properties' 1982 Incentive
            Stock Option Plan for Key Employees, dated as of December 19, 1989, incorporated by reference to Exhibit 10(d) of the 1989 10-
            K.

     (e)    Amendment to MGI Properties' 1982 Stock
            Option Plan for Trustees, dated as of
            December 19, 1989, incorporated by
            reference to Exhibit 10(e) of the 1989 10-
            K.

     (f)    Amendment to MGI Properties' 1988 Stock
            Option and Stock Appreciation Rights Plan for Key Employees, dated as of December 19, 1989, incorporated by reference to Exhibit
            10(f) of the 1989 10-K.

     (g)    Amendment to MGI Properties' 1988 Stock
            Option Plan for Trustees, dated as of
            December 19, 1989, incorporated by
            reference to Exhibit 10(g) of the 1989 10-
            K.

     (h)    Amended and Restated Severance Compensation
            Plan, dated as of December 19, 1989,
            incorporated by reference to Exhibit 10(i) of the 1989 10-K.

     (i)    Amended and Restated MGI Properties Long
            Term Share Bonus Plan, dated December 18,
            1991, incorporated by reference to Exhibit
            10(i) of the 1991 10-K.

     (j)    Purchase Agreement, dated December 29,
            1992, among West Port Park, Inc., a
            Massachusetts corporation, those persons named on Schedule A thereto, MGI Properties and MGI West Port, Inc., a Delaware corporation, incorporated by reference to the Trust's Report on Form 8-K, filed on February 14, 1994 (the "1994 8-K")

     (k) Agreement of Sale, dated as of May 7, 1993, among MGI Properties and Continental Bank,
            National Association, as successor trustee, and Jesse B. Morgan and Thomas E. Meador, as co-trustees, incorporated by reference to the Trust's 1994 8-K.

     (l) Agreement of Purchase and Sale, dated as of April 6, 1993, between MGI Properties and
            Hexalon Real Estate, Inc., incorporated by reference to the Trust's 1994 8-K.

     (m) Contract of Sale, effective June 1, 1993, between Nationwide Life Insurance Company and MGI Properties, incorporated by reference to the Trust's 1994 8-K.

     (n)    Real Estate Sale Agreement, dated as of
            July 16, 1993, between The Travelers
            Insurance Company and MGI Properties,
            incorporated by reference to the Trust's
            1994 8-K.

     (o)    Agreement to Purchase Real Property, dated
            July 23, 1993, between Bedford Property
            Investors, Inc. and MGI Properties,
            incorporated by reference to the Trust's
            1994 8-K.

     (p)    Agreement for Purchase and Sale of
            Property, dated as of October 21, 1993,
            between New York Life Insurance Company,
            MGI Properties and Sherburne, Powers &
            Needham, P.C., as escrow agent,
            incorporated by reference to the Trust's
            1994 8-K.

     (q) Purchase and Sale Agreement, dated as of October 1, 1993, between The Boston Finance
            Company and MGI Properties, incorporated by reference to the Trust's 1994 8-K.

     (r)    Real Estate Sale Contract, dated as of
            November 1993, between The Prudential
            Insurance Company of America and MGI
            Properties, incorporated by reference to the Trust's 1994 8-K.

     11     Computation of Net Income Per Share,
            Assuming Full Dilution, included under Item
            14 of this Report.

     24 Auditors' consent to the incorporation by reference in the Trust's Registration
            Statements on Form S-8 of the independent auditor's report included herein.

     * On file at Securities and Exchange Commission as indicated.


          (b)  REPORTS ON FORM 8-K:

          No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended November 30, 1993.
                          -------------------------

          MGI Properties (the "Trust") is a Massachusetts business trust and all persons dealing with the Trust must look solely to the property of the Trust for the enforcement of any claims against the Trust. Neither the Trustees, officers, agents nor shareholders of the Trust assume any personal liability in connection with its business or assume any personal liability for obligations entered into in its behalf.

                              POWER OF ATTORNEY
                              -----------------

          MGI Properties and each of the undersigned do hereby appoint W. Pearce Coues and Phillip C. Vitali and each of them severally, its or his true and lawful attorneys to execute on behalf of MGI Properties and the undersigned any and all amendments to this Report and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission. Each of such attorneys shall have the power to act hereunder with or without the other.

                                 SIGNATURES
                                 ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 17, 1994           MGI PROPERTIES
                                   (Registrant)

                              By:  /s/ W. Pearce Coues
                                 ----------------------------
                                   W. Pearce Coues, Chairman
                                   of the Board of Trustees

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                            Title                        Date
- ---------                            -----                        ----

/s/ W. Pearce Coues            Chairman of the Board         February 17, 1994
- -------------------------      of Trustees and Chief
W. Pearce Coues                Executive Officer

/s/ Phillip C. Vitali          Principal Financial Officer   February 17, 1994
- -------------------------      and Principal Accounting
Phillip C. Vitali              Officer

/s/ Herbert D. Conant          Trustee                       February 17, 1994
- -------------------------
Herbert D. Conant

/s/ Francis P. Gunning         Trustee                       February 17, 1994
- -------------------------
Francis P. Gunning

/s/ Colin C. Hampton           Trustee                       February 17, 1994
- -------------------------
Colin C. Hampton

/s/ George M. Lovejoy, Jr.     Trustee                       February 17, 1994
- --------------------------
George M. Lovejoy, Jr.

/s/ Rodger P. Nordblom         Trustee                       February 17, 1994
- -------------------------
Rodger P. Nordblom

/s/ John R. White              Trustee                       February 17, 1994
- -------------------------
John R. White

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS
November 30, 1993

MGI PROPERTIES

MGI PROPERTIES

Index to Consolidated Financial Statements and Schedules


                                                                          Page

Independent Auditors' Report                                                1

Financial Statements:
        Consolidated Balance Sheets,
             November 30, 1993 and 1992                                     2
        Consolidated Statements of Earnings,
             Years ended November 30, 1993, 1992 and 1991                   3
        Consolidated Statements of Cash Flows,
             Years ended November 30, 1993, 1992 and 1991                   4
        Consolidated Statements of Changes in Shareholders' Equity,
             Years ended November 30, 1993, 1992 and 1991                   5
        Notes to Consolidated Financial Statements                       6-11


Schedules (as of or for the year ended November 30, 1993):
        Schedule X - Supplementary Income Statement Information
        Schedule XI - Real Estate and Accumulated Depreciation
        Schedule XII - Mortgage and Other Loans on Real Estate

Exhibit XI - Computation of Net Income Per Share, Assuming Full Dilution


Other schedules are omitted as they are not required, are not applicable, or the required information is set forth in the consolidated financial statements or notes thereto.

Independent Auditors' Report


The Board of Trustees and Shareholders
MGI Properties:


We have audited the consolidated financial statements of MGI Properties and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MGI Properties and subsidiaries as of November 30, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 1993 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                 KPMG PEAT MARWICK

     Boston, Massachusetts
     January 6, 1994

MGI PROPERTIES

Consolidated Balance Sheets

November 30, 1993 and 1992

Assets                                                                                            1993                       1992
Investments (notes 2, 3 and 4):
     Real estate, at cost                                                                 $258,663,000               $209,905,000
     Accumulated depreciation and amortization                                             (29,992,000)               (24,583,000)
                  Net investments in real estate                                           228,671,000                185,322,000

     Mortgage loan                                                                                -                     5,880,000
                  Total investments                                                        228,671,000                191,202,000

Cash                                                                                         1,564,000                  1,027,000
Short-term investments, at cost, which approximates
     market value (note 4)                                                                  10,252,000                 15,104,000
U.S. Government securities, at cost, which approximates
     market value (note 4)                                                                     837,000                  1,617,000
Other assets                                                                                 5,376,000                  5,211,000

                                                                                          $246,700,000               $214,161,000

          Liabilities and Shareholders' Equity

Liabilities:
     Mortgage and other loans payable (note 4)                                             $66,949,000                $60,571,000
     Other liabilities                                                                       5,012,000                  4,142,000
                  Total liabilities                                                         71,961,000                 64,713,000

Deferred gain (note 2)                                                                       3,700,000                  3,700,000

Commitments (note 7)

Shareholders' equity (notes 5 and 6):
     Preferred shares - $1 par value: 2,000,000
          shares authorized; none issued                                                           -                          -
     Common shares - $1 par value:  15,000,000 shares
          authorized; 11,448,152 issued (9,448,152 at
          November 30, 1992)                                                                11,448,000                  9,448,000
     Additional paid-in capital                                                            165,673,000                142,060,000
     Distributions in excess of net income                                                  (5,935,000)                (5,432,000)
                                                                                           171,186,000                146,076,000
     14,431 shares in treasury (33,160 at November 30, 1992),
          at cost                                                                             (147,000)                  (328,000)
                  Total shareholders' equity                                               171,039,000                145,748,000

                                                                                          $246,700,000               $214,161,000



See accompanying notes to consolidated financial statements.

MGI PROPERTIES

Consolidated Statements of Earnings

                                                                                                         Year ended November 30,
                                                                         1993                       1992                      1991
Income:
     Rental and other income                                      $36,094,000                $27,928,000               $30,662,000
     Interest on mortgage loans                                        54,000                  1,686,000                 1,697,000
     Interest on investment securities                                659,000                    916,000                   682,000
     Other                                                             91,000                     59,000                    90,000

                  Total income                                     36,898,000                 30,589,000                33,131,000
Expenses:
     Property operating expenses                                   10,457,000                  8,089,000                 8,993,000
     Real estate taxes                                              4,247,000                  3,353,000                 3,449,000
     Depreciation and amortization                                  6,987,000                  5,996,000                 5,974,000
     Interest                                                       5,059,000                  5,511,000                 6,429,000
     General and administrative                                     2,191,000                  2,036,000                 2,108,000

                  Total expenses                                   28,941,000                 24,985,000                26,953,000

                  Income before net gains                           7,957,000                  5,604,000                 6,178,000

Net gains                                                                -                     1,644,000                      -

                  Net income                                       $7,957,000                 $7,248,000                $6,178,000

Per share data:
     Income before net gains                                             $.75                      $.60                       $.66
     Net gains                                                          -                           .17                          -

                  Net income                                             $.75                      $.77                       $.66

Weighted average shares outstanding                                10,574,104                  9,402,476                 9,396,992


See accompanying notes to consolidated financial statements.

MGI PROPERTIES

Consolidated Statements of Cash Flows

                                                                                                Year ended November 30,
                                                                        1993                      1992                      1991
Cash flows from operating activities:
    Net income                                                    $7,957,000                  $7,248,000                $6,178,000
    Adjustments to reconcile net income to
        net cash provided by operating activities:
             Depreciation and amortization                         6,987,000                   5,996,000                 5,974,000
             Net gains                                                   -                    (1,644,000)                      -
             Equity in losses of partnerships                         45,000                      90,000                    19,000
             Other                                                   803,000                     903,000                  (633,000)
                     Net cash provided by operating
                         activities                               15,792,000                  12,593,000                11,538,000

Cash flows from investing activities:
    Acquisitions of and additions to real estate                 (43,635,000)                 (8,476,000)               (2,296,000)
    Proceeds from sale of real estate interest                          -                     18,773,000                       -
    Additions and advances on mortgage loans
        receivable                                                   (79,000)                   (235,000)                 (154,000)
    Decrease in U.S. Government securities, net                      780,000                     625,000                 2,686,000
    Other                                                           (85,000)                     154,000                  (129,000)
                     Net cash provided by (used in)
                         investing activities                   (43,019,000)                  10,841,000                   107,000

Cash flows from financing activities:
    Proceeds from sale of common shares, net                     25,640,000                       -                           -
    Repayment of mortgage and other loans payable                (7,688,000)                 (7,227,000)               (13,952,000)
    Additions to mortgage and other loans payable                13,338,000                       -                     10,500,000
    Cash distributions paid                                      (8,460,000)                 (7,523,000)                (7,518,000)
    Treasury stock transactions                                      82,000                     115,000                       -
                     Net cash provided by (used in)
                         financing activities                    22,912,000                (14,635,000)                (10,970,000)

                     Net increase (decrease) in cash and
                         short-term investments                  (4,315,000)                   8,799,000                   675,000

Cash and cash equivalents:
    Beginning of year                                            16,131,000                   7,332,000                  6,657,000

    End of year                                                 $11,816,000                 $16,131,000                 $7,332,000

See accompanying notes to consolidated financial statements.

MGI PROPERTIES

Consolidated Statements of Changes in Shareholders' Equity

                                                                                     Undistributed
                                        Number                         Additional   (distributions                       Total
                                       of common           Common        paid-in     in excess of)       Treasury    shareholders'
                                     shares issued         shares        capital      net income          shares        equity
Balance at November 30, 1990           9,448,152       $9,448,000    $142,089,000     $(3,817,000)     $(507,000)     $147,213,000

       Net income                              -                -               -        6,178,000              -        6,178,000

       Distributions (note 6)                  -                -               -      (7,518,000)              -       (7,518,000)

Balance at November 30, 1991           9,448,152        9,448,000     142,089,000      (5,157,000)      (507,000)      145,873,000

       Net income                              -                -               -        7,248,000              -        7,248,000

       Distributions (note 6)                  -                -               -      (7,523,000)              -       (7,523,000)

       Options exercised and other             -                -         (29,000)               -        179,000          150,000

Balance at November 30, 1992           9,448,152        9,448,000     142,060,000     ( 5,432,000)      (328,000)      145,748,000

       Net income                              -                -               -        7,957,000              -        7,957,000

       Sale of common shares           2,000,000        2,000,000      23,640,000                -              -       25,640,000

       Distributions (note 6)                  -                -               -      (8,460,000)              -       (8,460,000)

       Options exercised and other             -                -         (27,000)               -        181,000          154,000

Balance at November 30, 1993          11,448,152      $11,448,000    $165,673,000     $(5,935,000)     $(147,000)     $171,039,000


See accompanying notes to consolidated financial statements.

MGI PROPERTIES

Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Policies

(a) Consolidation
The consolidated financial statements of the Trust include the accounts of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Income Taxes
The Trust intends to continue to qualify to be taxed as a real estate investment trust under Sections 856-860 of the Internal Revenue Code of 1986 and the related regulations. In order to qualify as a real estate investment trust for tax purposes, the Trust, among other things, must distribute to shareholders at least 95% of its taxable income. It has been the Trust's policy to distribute 100% of its taxable income to shareholders; accordingly, no provision has been made for Federal income taxes.

(c) Income and Expense Recognition
Income and expenses are recorded using the accrual method of accounting for financial reporting and tax purposes. Income or loss from real estate partnerships is accounted for according to generally accepted accounting principles using either the cost method or the equity method.

(d) Depreciation and Amortization
Real estate investments, excluding land costs, are depreciated using the straight-line method over estimated useful lives of 20 to 40 years. Tenant improvements are amortized over the shorter of their estimated useful lives or lease terms ranging from 2 to 10 years. Equipment is depreciated over 5, 10 or 20 years. Maintenance and repairs are charged to expense as incurred; major improvements are capitalized.

(e) Statements of Cash Flows
For purposes of the statements of cash flows, all short-term investments with a maturity, at date of purchase, of three months or less are considered to be cash equivalents.

During 1993, the Trust purchased four industrial properties for $6.8 million. The purchase price consisted of cash and a $6.6 million mortgage loan receivable. Only the cash portion of the purchase price is reflected in the accompanying consolidated statement of cash flows.

Mortgage loans payable assumed with the acquisition of real estate investments amounted to $.7 million for the year ended November 30, 1993.

Cash interest payments of $5.3 million, $5.5 million and $6.5 million were made for the years ended November 30, 1993, 1992 and 1991, respectively.

(f) Fair Value of Financial Instruments
The Trust estimated the fair values of its financial instruments at November 30, 1993 using discounted cash flow analysis and quoted market prices. Such financial instruments include short-term investments, U.S. Government securities, mortgage and other loans payable and mortgage notes receivable which were received in connection with transactions not qualifying as sales for financial accounting purposes and accordingly not reflected in the Trust's consolidated balance sheet. The excess of the aggregate fair value of the Trust's financial instruments over their aggregate carrying amounts is not material.

(Continued)

MGI PROPERTIES

Notes to Consolidated Financial Statements


(g) Net Income Per Share
Net income per share is computed based on the weighted average number of common shares outstanding.

(2) Investments

(a) Real Estate
A summary of real estate investments follows:

                                                                          Accumulated
                                                    Buildings            depreciation
Type of                                                   and                     and                         Net carrying amount
Investment                        Land           improvements            amortization                1993                    1992
Apartment                  $11,034,000            $65,778,000           $(12,807,000)         $64,005,000             $66,029,000
Retail                      19,110,000             34,088,000             (4,563,000)          48,635,000              48,943,000
Office                      12,461,000             52,769,000             (8,671,000)          56,559,000              42,726,000
Industrial                  14,491,000             46,764,000             (3,951,000)          57,304,000              25,411,000
Partnership                          -                      -                       -           2,143,000               2,188,000
Land                            25,000                      -                       -              25,000                  25,000
                           $57,121,000           $199,399,000           $(29,992,000)        $228,671,000            $185,322,000

A discussion of certain real estate investments follows:

In 1982, the Trust sold its investment in a Michigan apartment complex and received a $15.5 million purchase money mortgage in a transaction that did not meet the conditions for a completed sale for financial accounting purposes. The loan, which matures in February 1995, has an interest rate of 7% and provides for the Trust to receive at least 50% but not more than 60% of the shared appreciation value in excess of the outstanding note balance. In addition, the Trust has a 35% ownership interest, direct and indirect, in the partnership owning this complex. The Trust's purchase option expires in February 1995 and allows it to obtain a maximum equity interest of 67.5%. At November 30, 1993, the Trust carried this asset as a real estate investment at a net carrying value of $7.5 million, which excludes the gain from the sale.

At November 30, 1992, the Trust began to account for its loan on a Metairie, Louisiana apartment complex as real estate owned. The Trust had been recognizing interest income ($1.1 million in 1992 and 1991) on the related mortgage loan as received. During 1993, the Trust has recognized property income and expenses as if it owned the property. For tax purposes, this investment is reflected as a $14.1 million, 8.5% mortgage loan receivable at November 30, 1993.

With respect to a California partnership investment, the Trust is entitled to receive 50% of property cash flow and residuals through a 2% limited partnership interest (carrying value of $225,000) and has an option to increase its equity interest. In addition, the Trust has a loan receivable from the partnership with a $3.1 million tax basis. Such loan is not recorded in the accompanying financial statements.

(Continued)

MGI PROPERTIES

Notes to Consolidated Financial Statements


(b) Mortgage Loan
At November 30, 1992, the Trust had reached agreement with the borrower to purchase the four industrial properties securing this $5.9 million wrap-around mortgage loan for a price of $225,000 over the mortgage face value (face value $6.6 million). The acquisition of these buildings was completed December 31, 1992. This loan was subordinate to prior liens which aggregated $.7 million.

(c) Other Gains
In 1992, the Trust recognized a gain of $3.7 million and deferred an additional gain of $3.7 million, which was effectuated by the December 1991 repayment of approximately $18.8 million of financing it had provided to the partnership owning a San Bruno, California apartment complex. Prior to the completion of the December 1991 transaction, a 1976 sale had not met the conditions for a completed sale and the Trust carried this property as a real estate investment for financial accounting purposes. In addition, in 1992, the Trust recognized a $2.1 million write-down of the Metairie, Louisiana investment discussed above.

(3) Leases

All leases relating to real estate investments are operating leases; accordingly, rental income is reported when earned.

Future minimum lease payments on noncancelable operating leases at commercial properties at November 30, 1993 are: $23.0 million in 1994, $19.5 million in 1995, $16.4 million in 1996, $12.4 million in 1997, $9.1 million in 1998, and
$22.2 million thereafter.

The above amounts do not include contingent rental income which is received under certain leases based upon tenant sales, ad valorem taxes, property operating expenses and/or costs to maintain common areas. Contingent rental income was $3.4 million in 1993 and $2.6 million in 1992 and 1991.

Operating leases on apartments generally have a term of one year or less.

(4) Mortgage and Other Loans Payable

Mortgage and other loans payable at November 30 follow:

                                                                             1993                       1992
Mortgage loans, maturing 1994 through 2010, at interest
  rates ranging from 7.58% to 12.75%, net of unamortized
  discount of $31,000 in 1993 and $41,000 in 1992                         $49,918,000                $43,288,000

Mortgage loan, maturing in September 1994 at a variable
  interest rate, 5.25% and 6.56% at November 30,
  1993 and 1992, respectively                                              11,185,000                 11,437,000

Housing revenue bond, maturing 2007, at 4.28% and
  6.68% at November 30, 1993 and 1992, respectively                         5,750,000                  5,750,000

Other, maturing 1995, at 7.50%                                                 96,000                     96,000
                                                                          $66,949,000                $60,571,000
Weighted average interest rate                                                   8.52%                      8.81%

(Continued)

MGI PROPERTIES

Notes to Consolidated Financial Statements


Mortgage loans payable are nonrecourse and are collateralized by certain real estate investments having a net carrying value of $115.8 million and the Trust's guarantee of $6.2 million. Loans require monthly principal amortization and/or a balloon payment at maturity.

The mortgage loan maturing in September 1994 and a $10.0 million line of credit are part of a credit agreement which requires the Trust to maintain compensating balances of 4% of the outstanding loan balance in non-interest bearing accounts with the lender or pay a deficiency fee. The credit agreement contains restrictive covenants which, among other things, require the Trust to maintain certain financial ratios and restricts the incurrence of certain additional indebtedness and the making of certain investments. No borrowing under this line of credit was outstanding during the fiscal year.
In connection with this line, a fee is charged on the unused amount.

The housing revenue bond is tax exempt and is secured by real estate having a net carrying value of $5.1 million. The bond is also secured by a letter of credit which is collateralized by $3.2 million of short-term investments and U.S. Government securities. The Trust has also guaranteed $3.0 million of the debt. The base interest rate floats weekly and was 2.35% at November 30, 1993 (an effective interest rate of 4.28% due to the payment of fees).

Principal payments on mortgage and other loans payable due in the next five years and thereafter are as follows: $18.7 million in 1994, $1.3 million in 1995, $13.4 million in 1996, $16.8 million in 1997, $0.8 million in 1998, and
$16.0 million thereafter.

(5) Shareholders' Equity

(a) Stock Option Plans
Under the Trust's 1988 stock option plans for key employees and Trustees (the "Plans"), incentive stock options with or without stock appreciation rights or nonqualified options and related stock appreciation rights may be granted to employees, and nonqualified options may be granted to Trustees. Under the Plans, options may be granted at an exercise price not less than fair market value of the Trust's common shares on the date of grant. Changes in options outstanding during the years ended November 30 were as follows:

                                                                      1993                 1992                           1991
Balance at beginning of year                                       467,000               433,000                        364,000
Granted                                                             24,000                49,000                         74,000
Exercised                                                          (14,468)              (15,000)                           -
Expired                                                            (12,000)                  -                           (5,000)

Balance at end of year                                             464,532               467,000                        433,000

Shares available for granting future options                       127,997               140,000                        189,000

The weighted average exercise price per option at November 30, 1993, 1992 and 1991 was $12.16, $11.88 and $11.81, respectively. The shares reserved expire by April 1998 and all outstanding options expire by March, 2003. Subsequent to November 30, 1993, 61,000 options were granted. All options outstanding are currently exercisable.

(Continued)

MGI PROPERTIES

Notes to Consolidated Financial Statements

(b) Shareholder Rights Plan
On June 21, 1989, the Board of Trustees adopted a shareholder rights plan. Under this plan, one right was attached to each outstanding common share on July 5, 1989, and one right will be attached to each share issued in the future. Each right entitles the holder to purchase, under certain conditions, one one-hundredth of a share of Series A participating preferred stock for $60. The rights may also, under certain conditions, entitle the holders to receive common shares of the Trust, common shares of an entity acquiring the Trust, or other consideration, each having a value equal to twice the exercise price of each right ($120). One hundred fifty thousand preferred shares have been designated as Series A participating preferred shares and are reserved for issuance under the shareholder rights plan. The rights are redeemable by the Trust at a price of $.01 per right. If not exercised or redeemed, all rights expire on July 5, 1999.

(c) Common Stock Offering

In May 1993 the Trust sold 2,000,000 shares of common stock in a public offering for a price of $13.785 per share. The Trust received net proceeds of $25.6 million after the underwriting discount and offering costs.

(6) Cash Distributions and Federal Income Taxes

The difference between taxable income and net income reported in the consolidated financial statements is due principally to reporting certain gains for tax purposes under the installment method, use of net operating loss carryforwards available and differences in depreciation and in the basis of real estate sold as reported for tax and financial statement purposes.

The Trust made cash distributions of ordinary income of $.81 per share ($8,460,000) in 1993, and cash distributions of ordinary income and capital gains of $.80 per share is 1992 ($7,523,000) and in 1991 ($7,518,000).

On December 15, 1993, the Trust declared a dividend of $.21 per share payable on January 11, 1994 to shareholders of record on January 3, 1994.

(7) Commitments

In November 1993, the Trust agreed to acquire two industrial research and development buildings totaling 156,000 sq. ft. for an aggregate price of approximately $6.3 million. The purchase transaction closed in December 1993.

(8) Quarterly Financial Information (Unaudited)

Quarterly results of operations for the years ending November 30, 1993 and 1992 follow:

                                                                         Quarter Ended
1993                                     February 28 (a)                May 31             August 31            November 30
Total income (a)                             $9,093,000             $8,285,000            $9,339,000             $10,181,000
Total expenses                               $6,710,000             $7,041,000            $7,413,000              $7,777,000
Net income                                   $2,383,000             $1,244,000            $1,926,000              $2,404,000
Net income per share                               $.25                   $.12                  $.17                    $.21

(a) Results for the quarter ended February 28, 1993 include a $1.0 million fee ($.10 per share) for the assignment and amendment of a lease at Yorkshire Plaza, Aurora, Illinois.

(Continued)

MGI PROPERTIES

Notes to Consolidated Financial Statements

                                                                                          Quarter Ended
1992                                         February 29            May 31                August 31              November 30
Total income                                 $7,689,000             $7,634,000            $7,698,000              $7,568,000
Total expenses                               $6,410,000             $6,287,000            $6,262,000              $6,026,000
Income before net gains (losses)             $1,279,000             $1,347,000            $1,436,000              $1,542,000
Net gains (losses)                           $3,700,000             $-                    $-                     $(2,056,000)
Net income (loss)                            $4,979,000             $1,347,000            $1,436,000               $(514,000)
Net income (loss) per share                        $.53                   $.14                  $.15                   $(.05)

Schedule X

MGI PROPERTIES

Supplementary Income Statement Information

Charged to Costs and Expenses

Item                                 1993             1992            1991
Maintenance and repairs          $4,235,000        $3,105,000      $3,443,000

Schedule XI
MGI PROPERTIES

Real Estate and Accumulated Depreciation

November 30, 1993

                                                 Initial cost            Costs
                                            --------------------     capitalized
                                                    Building and   subsequent to
Description                Encumbrances     Land    improvements    acquisition
- --------------------------------------------------------------------------------
Apartments
  Harrison Township, MI             $-     $700,000   $1,948,000    $9,349,000
  Memphis, TN                2,846,000      228,000    6,312,000       343,000
  Tampa, FL                  4,868,000    1,850,000    7,009,000       490,000
  Tampa, FL                  5,750,000    1,178,000    4,466,000       115,000
  Bloomfield Hills, MI       6,326,000    4,325,000   12,126,000     1,745,000
  Laurel, MD                 7,218,000      613,000   12,722,000       176,000
  Metairie, LA                       -    2,140,000    8,860,000       117,000

Retail
  Hagerstown, MD                     -      364,000    1,459,000             -
  Nashville, TE                      -    1,570,000    2,655,000       495,000
  Baltimore, MD              4,249,000    2,000,000    5,710,000        69,000
  Tampa, FL                  5,413,000    2,600,000    6,540,000       432,000
  Aurora, IL                16,573,000   12,576,000   15,372,000     1,356,000

Office Buildings
  Charlotte, NC                      -      150,000      933,000       105,000
  Naperville, IL                     -    1,400,000    3,318,000     1,379,000
  Greenville, SC                     -      246,000    2,490,000       220,000
  Greenville, SC                     -      213,000    1,647,000       687,000
  Ann Arbor, MI                      -      686,000    5,618,000       544,000
  Tampa, FL                          -    2,667,000    8,980,000       250,000
  Somerset, NJ                       -    3,264,000   13,379,000     1,185,000
  Boston, MA                         -    1,730,000    6,925,000             -
  Framingham, MA                     -    2,105,000    5,109,000             -

Industrial Properties
  N. Charleston, SC                  -      300,000    2,738,000        40,000
  Blue Ash, OH                       -      176,000      549,000        78,000
  Blue Ash, OH                       -      129,000      398,000       101,000
  St. Louis, MI                      -      470,000    1,384,000         3,000
  St. Louis, MI                      -      218,000    1,171,000       295,000
  St. Louis, MI                      -      360,000    1,337,000        57,000
  Plymouth, MN               2,264,000      435,000    2,100,000       353,000
  New Hope, MN                       -      400,000    1,968,000             -
  New Hope, MN               1,750,000      560,000    1,049,000       293,000
  New Hope, MN               1,750,000      560,000    1,354,000       363,000
  Brooklyn Center, MN          926,000      500,000    1,169,000             -
  Brooklyn Center, MN          824,000      195,000      850,000       294,000
  Brooklyn Center, MN          824,000      195,000      760,000        83,000
  Nashville, TN                      -      675,000    2,756,000         9,000
  Bedford, MA                        -      512,000    2,062,000        30,000
  St. Louis, MI                      -      570,000    1,695,000             -
  St. Louis, MI                272,000      613,000    1,347,000             -
  St. Louis, MI                      -      300,000    1,321,000             -
  St. Louis, MI                      -      500,000      708,000             -
  Wilmington, MA             5,000,000    2,390,000    4,638,000        63,000
  Billerica, MA                      -      376,000    1,749,000             -
  Wilmington, MA                     -    1,394,000    3,208,000             -
  Bedford, MA                        -      662,000    1,585,000             -
  Andover, MA                        -    1,441,000    5,799,000             -
  Westwood, MA                       -      560,000      967,000        40,000

Land
Mount Clemens, MI                    -       25,000            -             -
                           $66,853,000  $57,121,000 $178,240,000   $21,159,000


Partnerships
  San Bruno, CA
  St. Petersburg, FL
  Washington, D.C.

                                 Gross amounts at which
                                 carried at close of period        Accumulated
                              ---------------------------------    depreciation
                                        Building and                   and         Date of        Date        Depreciable
Description                    Land     improvements    Total      amortization   construction   acquired     life (years)
- -------------------------------------------------------------------------------------------------------------------------
Apartments
  Harrison Township, MI       $700,000  $11,297,000  $11,997,000    $4,499,000    1973;1980        11/74            40
  Memphis, TN                  228,000    6,655,000    6,883,000     1,268,000         1986         9/86            40
  Tampa, FL                  1,850,000    7,499,000    9,349,000     1,498,000         1986        10/86            40
  Tampa, FL                  1,178,000    4,581,000    5,759,000       694,000         1986         3/88            40
  Bloomfield Hills, MI       4,325,000   13,871,000   18,196,000     2,995,000         1967         1/89            40
  Laurel, MD                   613,000   12,898,000   13,511,000     1,399,000         1987         9/90            40
  Metairie, LA               2,140,000    8,977,000   11,117,000       454,000         1974        11/92            20

Retail
  Hagerstown, MD               364,000    1,459,000    1,823,000       327,000         1978        12/84            40
  Nashville, TE              1,570,000    3,150,000    4,720,000       718,000         1979         8/86            40
  Baltimore, MD              2,000,000    5,779,000    7,779,000       916,000         1979         7/87            40
  Tampa, FL                  2,600,000    6,972,000    9,572,000     1,080,000         1986        12/87            40
  Aurora, IL                12,576,000   16,728,000   29,304,000     1,522,000         1986         5/90            40

Office Buildings
  Charlotte, NC                150,000    1,038,000    1,188,000       260,000         1980         1/85            40
  Naperville, IL             1,400,000    4,697,000    6,097,000     1,714,000         1979         8/86            20
  Greenville, SC               246,000    2,710,000    2,956,000       612,000         1973        11/86            20
  Greenville, SC               213,000    2,334,000    2,547,000       586,000         1972        11/86            20
  Ann Arbor, MI                686,000    6,162,000    6,848,000       970,000         1985        12/88            40
  Tampa, FL                  2,667,000    9,230,000   11,897,000     1,911,000         1985        12/88            25
  Somerset, NJ               3,264,000   14,564,000   17,828,000     2,510,000         1985        12/88            40
  Boston, MA                 1,730,000    6,925,000    8,655,000        87,000    1973;1974         6/93            40
  Framingham, MA             2,105,000    5,109,000    7,214,000        21,000         1985         9/93            40

Industrial Properties
  N. Charleston, SC            300,000    2,778,000    3,078,000       615,000    1977;1982        12/84            40
  Blue Ash, OH                 176,000      627,000      803,000       161,000         1970        11/85            40
  Blue Ash, OH                 129,000      499,000      628,000       105,000         1970        11/85            40
  St. Louis, MI                470,000    1,387,000    1,857,000       246,000         1979        10/86            40
  St. Louis, MI                218,000    1,466,000    1,684,000       271,000         1978        12/86            40
  St. Louis, MI                360,000    1,394,000    1,754,000       255,000         1971         5/87            40
  Plymouth, MN                 435,000    2,453,000    2,888,000       472,000         1974         5/87            40
  New Hope, MN                 400,000    1,968,000    2,368,000       320,000         1979         5/87            40
  New Hope, MN                 560,000    1,342,000    1,902,000       189,000         1979         5/87            40
  New Hope, MN                 560,000    1,717,000    2,277,000       301,000         1979         5/87            40
  Brooklyn Center, MN          500,000    1,169,000    1,669,000       190,000         1971         5/87            40
  Brooklyn Center, MN          195,000    1,144,000    1,339,000       265,000         1970         5/87            40
  Brooklyn Center, MN          195,000      843,000    1,038,000       161,000         1970         5/87            40
  Nashville, TN                675,000    2,765,000    3,440,000        99,000         1988         6/92            40
  Bedford, MA                  512,000    2,092,000    2,604,000        61,000    1971;1985        10/92            40
  St. Louis, MI                570,000    1,695,000    2,265,000        44,000         1972        12/92            40
  St. Louis, MI                613,000    1,347,000    1,960,000        31,000         1973        12/92            40
  St. Louis, MI                300,000    1,321,000    1,621,000        35,000         1971        12/92            40
  St. Louis, MI                500,000      708,000    1,208,000        18,000         1970        12/92            40
  Wilmington, MA             2,390,000    4,701,000    7,091,000        61,000 1988;1974;1987       5/93            40
  Billerica, MA                376,000    1,749,000    2,125,000        16,000         1983         7/93            40
  Wilmington, MA             1,394,000    3,208,000    4,602,000        25,000         1987         8/93            40
  Bedford, MA                  662,000    1,585,000    2,247,000         3,000         1984        11/93            40
  Andover, MA                1,441,000    5,799,000    7,240,000         5,000         1986        11/93            40
  Westwood, MA                 560,000    1,007,000    1,567,000         2,000         1980        11/93            40

Land
Mount Clemens, MI               25,000            -       25,000             -

                           $57,121,000 $199,399,000  256,520,000   $29,992,000
Partnerships
  San Bruno, CA                                          225,000
  St. Petersburg, FL                                   1,902,000
  Washington, D.C.                                        16,000

                                                    $258,663,000

Schedule XI
(Continued)


MGI PROPERTIES

Real Estate and Accumulated Depreciation


A summary of real estate investments and accumulated depreciation and amortization for the three years ended November 30 follows:

Real Estate Investments
                                                        1993                            1992                           1991
Balance at beginning of year                    $209,905,000                    $208,011,000                   $205,993,000

   Add:
      Investments                                 47,692,000                       6,005,000                              -
      Improvements                                 2,672,000                       2,471,000                      2,296,000
      Reclassification from mortgage loans                 -                      11,000,000                              -
                                                 260,269,000                     227,487,000                    208,289,000
   Deduct:
      Real estate dispositions                             -                    (16,935,000)                      (278,000)
      Other                                       (1,606,000)                       (647,000)                              -

Balance at end of year                          $258,663,000                    $209,905,000                   $208,011,000

Accumulated Depreciation and Amortization

Balance at beginning of year                     $24,583,000                     $25,785,000                    $20,097,000

   Add:
      Depreciation and amortization                6,969,000                       5,968,000                      5,947,000

   Deduct:
      Real estate dispositions                            -                     (6,614,000)                      (259,000)
      Other                                      (1,560,000)                       (556,000)                              -

Balance at end of year                          $29,992,000                     $24,583,000                    $25,785,000


The aggregate cost for Federal income tax purposes of the above investments is approximately $215.0 million.

Refer to Note 1 regarding the Trust's accounting policies on real estate investments and depreciation and amortization.

Schedule XII

MGI PROPERTIES

Mortgage and Other Loans on Real Estate

November 30, 1993


A summary of mortgage and other loan activity for the years ended November 30 follows:

                                           1993                         1992                   1991
Balance at beginning of year            $5,880,000 (a)            $19,764,000                 $19,623,000

   Add:
      Additions and advances                79,000                    234,000                     154,000
                                         5,959,000                 19,998,000                  19,777,000
   Less:
      Collection of principal                   -                     (17,000)                    (13,000)
      Other principal reductions        (5,959,000)(a)            (14,101,000)(b)                      -

Balance at end of year                          $-                 $5,880,000 (a)             $19,764,000

Notes:
   (a) The face value of this wrap-around mortgage loan was $6,613,000 and was carried net of four first mortgage loans. At November 30, 1992, the Trust had reached agreement with the borrower to purchase the four industrial properties securing this loan. The acquisition was completed on December 31, 1992. See notes to the financial statements.

   (b) The mortgage loan related to the Metairie, Louisiana apartment complex was reclassified to real estate owned for financial accounting purposes at November 30, 1992. See notes to the financial statements.

Exhibit XI


MGI PROPERTIES

Computation of Net Income Per Share
Assuming Full Dilution

                                                                     Year ended November 30,

                                          1993                1992                    1991                1990              1989
Income before net gains (losses)    $7,957,000          $5,604,000              $6,178,000          $6,542,000        $7,425,000

Net gains (losses)                           -           1,644,000                       -           (360,000)           310,000

   Net income                       $7,957,000          $7,248,000              $6,178,000          $6,182,000        $7,735,000


Weighted average number of
   common shares outstanding        10,574,104           9,402,476               9,396,992           9,400,559         9,329,124

Additional number of share
   equivalents assuming exercise
   of options                           55,312              20,274                  16,941                 -                 -

   Weighted average
      number of shares
      assuming full dilution        10,629,416           9,422,750               9,413,933           9,400,559         9,329,124

Net income per share assuming full
   dilution:
   Income before net gains (losses)       $.75                $.60                    $.66                $.70              $.80

   Net gains (losses)                       -                  .17                     -                  (.04)              .03

   Net income per share
   assuming full dilution                $.75                 $.77                    $.66                $.66              $.83

Consent of Independent Auditors


The Board of Trustees
MGI Properties:

We consent to incorporation by reference in the registration statements
(Nos. 33-21584, 2-97270 and 33-65844) on Form S-8 of MGI Properties and subsidiaries of our report dated January 6, 1994, relating to the consolidated balance sheets of MGI Properties and subsidiaries as of November 30, 1993 and 1992, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows and related schedules for each of the years in the three-year period ended November 30, 1993, which report appears in the November 30, 1993 annual report on Form 10-K of MGI Properties and subsidiaries.



   KPMG PEAT MARWICK

Boston, Massachusetts
February 15, 1994