Form 10-Q
period 1994-02-28
MGI PROPERTIES
filed 1994-04-13
CIK 68330

April 13, 1994


Operations Center
Attention:   EDGAR Filer Support
U. S. Securities and Exchange Commission
Mail Stop 0-7, Room 1414
6432 General Green Way
Alexandria, Virginia  22312

Re:    MGI  Properties
       Conforming Copy of Form 10-Q
       File No. 1-6833

Dear Sir:

Pursuant to Rule 901(d) of Regulation S-T, enclosed please find the conforming paper format of MGI Properties' Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1994, as filed electronically with the Securities and Exchange Commission.

Please acknowledge receipt of this document by date stamping the enclosed copy of this letter and returning it to the undersigned in the self-addressed, stamped envelope provided.

Sincerely,

Phillip C. Vitali

PCV/jac

Enclosures

cc:   Gary Kaufman, Esq., Olshan Grundman Frome & Rosenzweig

THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUMITTED
    PURSUANT TO RULE 901(d) OF REGULATIONS S-T

                  UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
            WASHINGTON, D.C.  20549

                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended February 28, 1994    Commission File Number 1-6833
                MGI  PROPERTIES

  (Exact name of registrant as specified in its charter)

MASSACHUSETTS                                       04-6268740
(State or other jurisdiction of incorporation (I.R.S. Employer
                                             Identification No.)
 or organization)
      30 Rowes Wharf, Boston, Massachusetts          02110

(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code    (617) 330-5335

                           N/A

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X           No

Common shares outstanding as of April 1, 1994:   11,446,221

Page 1 of 14 pages
Exhibit Index appears on Page 13

MGI  PROPERTIES
INDEX

Part I -- Financial Information
                                                          Page No.

Item 1 -- Financial Statements

Consolidated Balance Sheets                                     3

Consolidated Statements of Earnings                             4

Consolidated Statements of Cash Flow                            5

Consolidated Statements of Changes in Shareholders' Equity      6

Notes to Consolidated Financial Statements                      7

Item 2 -- Management's Discussion and Analysis of               8

Financial Condition and Results of Operations

Exhibit A -- Computation of Earnings Per Share                 12

Part II -- Other Information                                   13

Signatures                                                     14

                 MGI  PROPERTIES
      PART  I  --  FINANCIAL  INFORMATION
        CONSOLIDATED  BALANCE  SHEETS

                                                February 28, 1994        November 30, 1993
                                                      (unaudited)
ASSETS
Investments:
Real estate, at cost                                 $263,627,000             $258,663,000
Accumulated depreciation and amortization            (31,880,000)             (29,992,000)
Net investments in real estate                        231,747,000              228,671,000
Cash                                                    1,667,000                1,564,000
Short-term investments, at cost                         7,952,000               10,252,000
U.S. Government securities, at cost                       749,000                  837,000
Other assets                                            6,643,000                5,376,000
                                                     $248,758,000             $246,700,000

LIABILITIES  AND  SHAREHOLDERS'  EQUITY
Liabilities:
Mortgage and other loans payable                     $ 68,749,000             $ 66,949,000
Other liabilities                                       4,615,000                5,012,000

Total liabilities                                      73,364,000               71,961,000

Deferred gain -- real estate                            3,700,000                3,700,000

Shareholders' equity:
Preferred shares -- $1 par value: 2,000,000 shares authorized;
 none issued                                                   --                       --
Common shares -- $1 par value: 15,000,000 shares authorized;
 11,448,152 issued                                     11,448,000               11,448,000
Additional paid-in capital                            165,711,000              165,673,000
Distributions in excess of net income                  (5,441,000)              (5,935,000)
                                                      171,718,000              171,186,000
2,331 shares in treasury (14,431 at November 30,
 1993), at cost                                           (24,000)                (147,000)
Total shareholders' equity                            171,694,000              171,039,000
                                                     $248,758,000             $246,700,000

See accompanying notes to consolidated financial statements.

                MGI  PROPERTIES
    CONSOLIDATED  STATEMENTS  OF  EARNINGS
                  (unaudited)

                                                              Three Months Ended
                                                     February 28,             February 28,
                                                             1994                     1993
INCOME
Rental and other income                               $10,726,000               $8,838,000
Interest                                                   74,000                  212,000
Other                                                      16,000                   43,000
Total income                                           10,816,000                9,093,000
EXPENSES
Property operating expenses                             3,033,000                2,356,000
Real estate taxes                                       1,374,000                  933,000
Depreciation and amortization                           1,896,000                1,649,000
Interest                                                1,466,000                1,304,000
General and administrative                                600,000                  468,000
Total expenses                                          8,369,000                6,710,000
Income before net gain                                  2,447,000                2,383,000
Net gain                                                  450,000                       --
Net income                                             $2,897,000               $2,383,000
PER  SHARE  DATA
Income before net gain                                       $.21                     $.25
Net gain                                                      .04                       --
Net income                                                   $.25                     $.25
Weighted average shares outstanding                    11,441,250                9,419,713

See accompanying notes to consolidated financial statements.

                MGI  PROPERTIES
    CONSOLIDATED  STATEMENTS  OF  CASH  FLOW
                  (unaudited)

                                                              Three Months Ended
                                                     February 28,             February 28,
                                                             1994                     1993
CASH  FLOWS  FROM  OPERATING  ACTIVITIES
Net income                                            $ 2,897,000             $  2,383,000
Adjustments to reconcile net income to net cash
 provided by operating activities:
Depreciation and amortization expense                   1,896,000                1,649,000
Net gain                                                 (450,000)                      --
Equity in losses of partnerships                               --                   25,000
Other                                                  (1,112,000)                (361,000)
Net cash provided by operating activities               3,231,000                3,696,000
CASH  FLOWS  FROM  INVESTING  ACTIVITIES
Acquisitions of and additions to
 real estate investments                               (6,910,000)                (658,000)
Proceeds from sale of real estate interest              2,288,000                       --
Capital distribution from real estate partnerships        100,000                       --
Additions and advances on mortgage loans                       --                  (79,000)
Decrease in U.S. Government securities, net                88,000                  133,000
Other                                                     (99,000)                  96,000
Net cash used in investing activities                  (4,533,000)                (508,000)
CASH  FLOWS  FROM  FINANCING  ACTIVITIES
Repayments of mortgage and other loans payable           (362,000)              (1,346,000)
Additions to mortgage and other loans payable, net      1,870,000                       --
Cash distributions paid                                (2,403,000)              (1,884,000)
Net cash used in financing activities                    (895,000)              (3,230,000)
Net decrease in cash and short-term investments        (2,197,000)                 (42,000)
CASH  AND  SHORT-TERM  INVESTMENTS
Beginning of period                                    11,816,000               16,131,000
End of period                                        $  9,619,000              $16,089,000

See accompanying notes to consolidated financial statements.

                    MGI  PROPERTIES
CONSOLIDATED  STATEMENTS  OF  CHANGES  IN  SHAREHOLDERS'  EQUITY
                      (unaudited)

                                                                             Undistributed
                                        Number                   Additional (Distributions                       Total
                                     of Common         Common       Paid-in  in Excess of)    Treasury   Shareholders'
                                 Shares Issued         Shares       Capital     Net Income      Shares          Equity
Balance at November 30, 1993        11,448,152    $11,448,000  $165,673,000   $(5,935,000)  $(147,000)    $171,039,000
Net income                                  --             --            --     2,897,000           --       2,897,000
Distributions                               --             --            --    (2,403,000)          --      (2,403,000)
Other                                       --             --        38,000             --    123,000          161,000
Balance at February 28, 1994        11,448,152    $11,448,000  $165,711,000   $(5,441,000)   $(24,000)    $171,694,000

See accompanying notes to consolidated financial statements.

                 MGI  PROPERTIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (unaudited)

Note 1: The results of the interim period are not necessarily indicative of results to be expected for the entire fiscal year. The figures contained in this interim report are unaudited and may be subject to year-end adjustments. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations have been included, and such adjustments include only the normal accruals.

Note 2: On March 16, 1994, the Board of Trustees declared a cash dividend of $.21 per share payable on April 8, 1994 to shareholders of record on March 30, 1994. This dividend will aggregate $2.4 million.

Note 3: At February 28, 1994, the market value of U.S. Government securities was $0.8 million.

Note 4: Cash paid for interest amounted to $1.5 and $1.4 million for the three-month periods ended February 28, 1994 and February 28, 1993, respectively.

Note 5: At February 28, 1994, options to purchase an aggregate of 525,532 shares at exercise prices ranging from $7.375 to $15.375 per share were outstanding under MGI's stock option plans for employees and Trustees. All options outstanding at February 28, 1994 expire by December 2003.

Note 6: In December 1993, MGI acquired two 100% leased industrial research and development buildings, aggregating 156,300 square feet, located in Billerica, Massachusetts for $6.4 million cash.

Note 7: MGI has agreed to acquire a 128,400 square-foot industrial research and development building located in metropolitan Boston, Massachusetts for a purchase price approximating $6.4 million, subject to the satisfaction of certain conditions, including due diligence by MGI and the execution of a definitive purchase agreement. If all of the conditions are satisfied, the closing is anticipated to occur in the second quarter of 1994.

Note 8: MGI intends to qualify for the year ended November 30, 1994 as a real estate investment trust under the provisions of Sections 856-860 of the Internal Revenue Code, as amended. Accordingly, no provision has been made for Federal income taxes.

                   MGI  PROPERTIES
PART  I,  ITEM  2  --  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
OF  FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS
Liquidity and Capital Resources

 At February 28, 1994, liquidity was provided by $10.4 million in cash and investment securities and by an unused $10.0 million line of credit. Shareholders' equity of $171.7 million at February 28, 1994, when compared to $171.0 million at November 30, 1993, principally reflects net income in excess of distributions.

Sources of funds in the first quarter of 1994 were primarily from property operations, the sale of its interest in a partnership and MGI's portfolio of investment securities. During the first quarter of 1994, these resources were used to pay dividends of $2.4 million, to repay $0.4 million of indebtedness, to fund $0.5 million of tenant and capital improvements and to invest $6.4 million in connection with the acquisition of two 100% leased and occupied industrial buildings aggregating 156,300 square feet and located in Billerica, Massachusetts.

 Total mortgage and other loans payable aggregated $68.7 million at February 28, 1994, a net increase of $1.8 million compared to November 30, 1993. The increase resulted from the addition of $2.2 million of debt, as MGI received the balance of the proceeds of a loan which closed in November 1993, and scheduled amortization payments of $0.4 million. Mortgage and other loans payable are collateralized by certain of MGI's real estate investments, by $3.2 million of investment securities and by MGI's guarantees of $9.2 million.

 Loans payable within twelve months or less totaled $19.0 million at February 28, 1994, including a $6.3 million, 12.75% loan with an April 10, 1994 maturity and an $11.1 million floating rate loan with a September 1994 maturity. In March 1994, a mortgage loan commitment was executed to borrow, subject to successful completion of certain terms and conditions, $11.5 million for a twenty-year, self-amortizing term at a fixed coupon interest rate of 7.7%. This loan will be secured by the apartment complex presently securing the 12.75% loan maturing on April 10, 1994. MGI is also engaged in discussions with a commercial bank about entering into a $15.0 million, two-year line of credit facility, which would be in addition to its current unused line of credit. Despite the generally reduced availability of real estate financing, MGI believes it will be successful extending or refinancing maturing mortgage loans upon satisfactory terms, although there can be no assurance thereof.

 Cash requirements in 1994 include operations, distributions to shareholders, capital and tenant improvements and other leasing expenditures required to maintain MGI's occupancy levels, and new investments undertakings. MGI has agreed to acquire an industrial building located in Billerica, Massachusetts containing 128,400 square feet of space and having a purchase price of approximately $6.4 million cash. MGI's offer to acquire this industrial building has been accepted, subject to the satisfaction of certain

                     MGI  PROPERTIES
MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
OF  FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS
                        (continued)

conditions including due diligence by MGI and the execution of a definitive purchase agreement. If all of the conditions are satisfied, the closing is anticipated to occur in the second quarter of 1994. The property is 100% leased to a single tenant for a five-year lease term expiring in 1999.

 Principal sources of funds in the future are expected to be from operations of properties including those acquired in the future, mortgaging or refinancing existing mortgages on properties, the line of credit and MGI's portfolio of investment securities. Other potential sources of funds may include the proceeds of offerings of additional equity or debt securities or the sale of real estate investments. The cost of new borrowings or issuances of equity capital will be measured against the anticipated yields of investments to be acquired with such funds. The purchase of additional properties in 1994 may require the use of funds from MGI's line of credit, new borrowings, the sale of properties currently owned or the issuance of equity securities. MGI believes the combination of cash and investment securities, the value of MGI's unencumbered properties, and other resources are sufficient to meet its short and long term liquidity requirements.

Results of Operations

 Net income for the quarter ended February 28, 1994 was $2.9 million, or $0.25 per share on the greater number shares outstanding, as compared to $2.4 million, or $0.25 per share, in the first quarter of 1993. Funds from operations for the first quarter of 1994 were $4,343,000, or $0.38 per share on the greater number of shares outstanding, compared to $4,057,000, or $.43 per share, in the comparable 1993 quarter.

 Net income and funds from operations in the first quarter of 1993 included income of $1.0 million, or $.11 per share, received in connection with a non-recurring amendment and assignment of a lease at Yorkshire Plaza Shopping Center. Net income in the first quarter of 1994 included a gain of $450,000, or $.04 per share, recognized in connection with the sale of MGI's interest in a partnership owning a Florida apartment complex.

 MGI defines funds from operations as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring, sales of property and similar non-cash items, depreciation and amortization charges, and equity method partnership losses. MGI believes funds from operations is an appropriate supplemental measure of operating performance. The change in funds from operations is attributable to the same factors that affected income before net gains with the exception of depreciation and amortization expense.

                 MGI  PROPERTIES
MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
OF  FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS
                   (continued)

 The increase in income before net gains when comparing the first quarter of 1994 to the first quarter of 1993 resulted principally from the increase in properties owned and the receipt of a non-recurring fee in 1993. As a result, rental and other income, property operating expenses, real estate tax expense and depreciation and amortization expense increased. The $1.9 million increase in rental and other income in the first quarter of 1994 compared to the first quarter of 1993 was the result of $2.4 million from the properties acquired in 1993, $0.2 million from the properties acquired in 1994 and $0.3 million from the balance of the portfolio which was offset by $1.0 million of non-recurring income received in 1993 in connection with a lease assignment and amendment. Approximately 82% of the $0.7 million increase in property operating expenses and 86% of the $0.4 million increase in property taxes when comparing the 1994 first quarter to the comparable 1993 period was attributable to the properties acquired in 1993 and 1994. The $0.2 million increase in depreciation and amortization expense is due to the properties acquired in 1993 and 1994.

 Three additional factors also contributed to the increase in income before net gain and funds from operations when the 1994 first quarter is compared to 1993. Interest income reflects a decrease in the average balance of short-term investments and mortgage loan receivable. General and administrative expenses increased, primarily reflecting personnel and shareholder related items. Interest expense increased reflecting a higher average level of debt outstanding.

 Average occupancy in the first quarter of 1994 was 93.5%, as compared to approximately 93% in the comparable 1993 quarter. Average residential occupancy in the 1994 first quarter was 93% and 94% in the 1993 first quarter. Average occupancy levels for MGI's commercial space of 94% in the 1994 first quarter were higher than the 92% for the comparable 1993 quarter. This improvement reflects the increased size of the industrial portfolio and the higher average industrial occupancy in 1994 (99% versus 92% a year ago), which was partially offset by decreased office occupancy in the 1994 first quarter (90% in 1994 versus 93% in 1993), primarily at the suburban Chicago, Illinois and Somerset, New Jersey buildings. Average retail occupancy was comparable in both periods. At February 28, 1994 scheduled 1994 lease expirations approximate 277,000 square feet. Of the remaining 1994 expirations, 194,000 square feet is industrial, 73,000 is office and 10,000 is retail.

 Real estate investments and operations are subject to a number of factors including changes in general economic climate, local conditions (such as an oversupply of space, a decline in effective rents or a reduction in the demand for real estate), competition from other available space, the ability of the owner to provide adequate maintenance, to fund

                 MGI  PROPERTIES
MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
OF  FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS
                  (continued)

capital and tenant improvements required to maintain market position
and to control operating costs.   In certain markets in which the
Trust owns real estate, overbuilding and local or national economic conditions have combined to produce lower effective rents and/or longer absorption periods for vacant space. As the Trust re-leases space, certain effective rents may be less than those earned previously. Management believes its diversification by region and property type reduces the risks associated with these factors and enhances opportunities for cash flow growth and capital gains potential, although there can be no assurance thereof.

 During the past three fiscal years, the impact of inflation on MGI's operations and investment activity has not been significant.

                   MGI  PROPERTIES
                 PART I - EXHIBIT A
            COMPUTATION OF EARNINGS PER SHARE

                                                                           Three Months Ended
                                                                  February 28,             February 28,
                                                                          1994                     1993
PRIMARY
Net income                                                          $2,897,000               $2,383,000
Weighted average number of shares outstanding during the period     11,441,250                9,419,713
Primary earnings per share                                                $.25                     $.25
ASSUMING FULL DILUTION
Net income                                                          $2,897,000               $2,383,000
Weighted average number of shares outstanding during the period     11,441,250                9,419,713
Earnings per share assuming full dilution                                 $.25                     $.25
Note: Outstanding stock options do not enter into the computation of earnings per share as they are not materially dilutive.

                 MGI  PROPERTIES
            PART II - OTHER INFORMATION

Item 1 -Legal Proceedings:   Not applicable.

Item 2 -Changes in Securities:   Not applicable.

Item 3-Defaults upon Senior Securities:   Not applicable.
Item 4 -Submission of Matters to a Vote of Security Holders:   None.
Item 5 -Other Information:   Not applicable.
Item 6 -Exhibits and Reports on Form 8-K:
a)Exhibits: Computation of Earnings Per Share (see page 12).
b)Reports on Form 8-K:   A Form 8-K was filed on February 11, 1994.

                  MGI  PROPERTIES
            PART II - OTHER INFORMATION


Item 1 -Legal Proceedings:   Not applicable.

Item 2 -Changes in Securities:   Not applicable.

Item 3 -Defaults upon Senior Securities:   Not applicable.


Item 4 -Submission of Matters to a Vote of Security Holders:   None.

Item 5 -Other Information:   Not applicable.

Item 6 -Exhibits and Reports on Form 8-K:

a) Exhibits: Computation of Earnings Per Share (see page 12).

b) Reports on Form 8-K:   A Form 8-K was filed on February 11, 1994.

MGI  PROPERTIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       MGI  PROPERTIES
                      (Registrant)

Date: April 8, 1994   /s/ Phillip C. Vitali
                      Phillip C. Vitali
                      Executive Vice President and Treasurer
                      (Chief Financial Officer)



