Form 10-Q
period 1994-05-31
MGI PROPERTIES
filed 1994-07-15
CIK 68330

                                          (LETTERHEAD OF MGI PROPERTIES)


July 13, 1994

VIA EDGAR




Securites and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Re:       MGI Properties ("Registrant")
          Second Quarter Report on Form 10-Q for the
          Second Quarter Ended May 31, 1994 ("Form 10-Q")
          Commission File No. 1-6833

Dear Sir/Madam:

Enclosed please find a copy of the Registrant's Form 10-Q filed electronically, with a conforming paper format of the Form 10-Q to the Securities and Exchange Commission at the Alexandria, Virginia address via UPS Express.

Sincerely,




David P. Morency
Controller

DPM/jac

                       THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED
                                    PURSUANT TO RULE 901(d) OF REGULATIONS S-T

                                                   UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                     FORM 10-Q

                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934



For the Period Ended:   May 31, 1994        Commission File Number:      1-6833
                        ------------                                     ------

                                 MGI PROPERTIES
                   (Exact name of registrant as specified in its charter)


MASSACHUSETTS                                              04-6268740
(State or other jurisdiction               (I.R.S. Employer Identification No.)
 of incorporation or organization)


                            30 Rowes Wharf, Boston, Massachusetts  02110
                            (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:     (617) 330-5335

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


                                        Yes     X            No


                    Common shares outstanding as of July 13, 1994: 11,453,221


                                                Page 1 of 14 pages
                                         Exhibit Index appears on Page 12

                                                  MGI PROPERTIES
                                                       INDEX




PART I:        FINANCIAL INFORMATION                                                                       Page No.
Item 1:        Financial Statements

Consolidated Balance Sheets                                                                                    3

Consolidated Statements of Earnings                                                                            4

Consolidated Statements of Cash Flow                                                                           5

Consolidated Statements of Changes in Shareholders' Equity                                                     6

Notes to Consolidated Financial Statements                                                                     7

Item 2:        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                                   8

Exhibit A:     Computation of Earnings Per Share                                                              11


PART II:       OTHER INFORMATION

Items 1 - 6                                                                                                   12

Signatures                                                                                                    13

Exhibit 99:    Consolidated Statement of Earnings for the Twelve-Month
               Period Ending April 30, 1994                                                                   14



                                                  MGI PROPERTIES
                                            CONSOLIDATED BALANCE SHEETS

                                                                                     May 31, 1994    November 30, 1993
                                                                                     (unaudited)
ASSETS
Investments:
Real estate, at cost                                                                  $270,751,000     $258,663,000
Accumulated depreciation and amortization                                              (33,767,000)     (29,992,000)
Net investments in real estate                                                         236,984,000      228,671,000

Cash                                                                                     1,627,000        1,564,000
Short-term investments, at cost                                                          7,959,000       10,252,000
U.S. Government securities, at cost                                                        717,000          837,000
Other assets                                                                             6,289,000        5,376,000
                                                                                      $253,576,000     $246,700,000

LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Liabilities:
Mortgage and other loans payable                                                       $73,577,000      $66,949,000
Other liabilities                                                                        4,549,000        5,012,000
                                                                                        78,126,000       71,961,000

Deferred gain -- real estate                                                             3,700,000        3,700,000

Shareholders' equity:
Preferred shares -- $1 par value; 2,000,000 shares authorized;
    none issued                                                                                 --               --
Common shares -- $1 par value; 15,000,000 shares authorized;
    11,452,221 issued (11,448,152 at November 30, 1993)                                 11,452,000       11,448,000
Additional paid-in capital                                                             165,762,000      165,673,000
Distributions in excess of net income                                                   (5,464,000)      (5,935,000)
                                                                                       171,750,000      171,186,000
At November 30, 1993, 14,431 shares in treasury, at cost                                        --         (147,000)
Total shareholders' equity                                                             171,750,000      171,039,000
                                                                                      $253,576,000     $246,700,000


See accompanying notes to consolidated financial statements.

                                                  MGI PROPERTIES
                                        CONSOLIDATED STATEMENTS OF EARNINGS
                                                    (unaudited)


                                                     Three Months Ended          Six Months Ended
                                                     May 31, 1994  May 31, 1993  May 31, 1994  May 31, 1993


INCOME
Rental and other income                              $10,844,000   $8,085,000   $21,570,000   $16,923,000
Interest                                                  93,000      184,000       167,000       396,000
Other                                                     16,000       16,000        32,000        59,000
Total Income                                          10,953,000    8,285,000    21,769,000    17,378,000
EXPENSES
Property operating expenses                            3,087,000    2,486,000     6,120,000     4,842,000
Real estate taxes                                      1,333,000      943,000     2,707,000     1,876,000
Depreciation and amortization                          2,011,000    1,778,000     3,907,000     3,427,000
Interest                                               1,466,000    1,285,000     2,932,000     2,589,000
General and administrative                               676,000      549,000     1,276,000     1,017,000
Total expenses                                         8,573,000    7,041,000    16,942,000    13,751,000
Income before net gain                                 2,380,000    1,244,000     4,827,000     3,627,000
Net gain                                                    --           --         450,000          --
Net income                                           $ 2,380,000   $1,244,000   $ 5,277,000   $ 3,627,000

PER SHARE DATA
Income before gain from disposition of real estate   $      0.21   $      .12   $      0.42   $      0.37
Gain from disposition of real estate                        --           --            0.04          --
Net income                                           $      0.21   $     0.12   $      0.46   $      0.37

Weighted average shares outstanding                   11,446,617    9,994,141    11,443,963     9,710,083



See accompanying notes to consolidated financial statements.

                                                  MGI PROPERTIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOW
                                                    (unaudited)


                                                                                                Six Months Ended
                                                                                        May 31, 1994     May 31, 1993
CASH  FLOWS  FROM  OPERATING  ACTIVITIES

Net income                                                                              $5,277,000       $3,627,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense                                                    3,907,000        3,427,000
Net gain                                                                                  (450,000)              --
Equity losses in partnerships                                                                   --           37,000
Other                                                                                   (1,140,000)        (270,000)
Net cash provided by operating activities                                                7,594,000        6,821,000

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions of and additions to real estate                                           (14,020,000)      (8,187,000)
Proceeds from disposition of real estate investments                                     2,286,000               --
Cash distribution from real estate partnerships                                            100,000               --
(Increase) decrease in U.S. Government securities, net                                     120,000         (553,000)
Other                                                                                      126,000         (653,000)
Net cash used in investing activities                                                  (11,388,000)      (9,393,000)


CASH  FLOWS  FROM  FINANCING  ACTIVITIES

Net proceeds from the sale of common shares                                                     --       25,640,000
Repayments of mortgage and other loans payable                                          (7,037,000)      (1,597,000)
Additions to mortgage and other loans payable, net                                      13,328,000               --
Cash distributions                                                                      (4,806,000)      (3,771,000)
Treasury stock and stock option transactions                                                79,000           67,000

Net cash used in financing activities                                                    1,564,000       20,339,000

Net increase (decrease) in cash and short-term investments                              (2,230,000)      17,767,000

CASH  AND  SHORT-TERM  INVESTMENTS

Beginning of period                                                                     11,816,000       16,131,000
End of period                                                                           $9,586,000      $33,898,000


See accompanying notes to consolidated financial statements.

                                                  MGI PROPERTIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                    (unaudited)



                                                                               Undistributed
                                 Number of                                     (Distributions                    Total
                                  Common           Common         Additional    in Excess of)    Treasury       Shareholders'
                                Shares Issued      Shares      Paid-in Capital    Net Income      Shares           Equity


Balance at November 30, 1993     11,448,152     $11,448,000     $165,673,000     ($5,935,000)    ($147,000)    $ 171,039,000

Net Income                             --              --               --         5,277,000          --           5,277,000

Distributions                          --              --               --        (4,806,000)         --          (4,806,000)

Options exercised and other           4,069           4,000           89,000            --         147,000           240,000


Balance at May 31, 1994          11,452,221     $11,452,000     $165,762,000     ($5,464,000)         --       $ 171,750,000



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


Note 2: On June 22, 1994, the Board of Trustees declared a cash dividend of $.22 per share payable on July 14, 1994 to shareholders of record on July 5, 1994. This dividend will aggregate $2.5 million.


Note 3: At May 31, 1994, the market value of U.S. Government securities was $0.8 million.


Note 4: Cash paid for interest amounted to $2.7 and $2.8 million for the six-month periods ended May 31, 1994 and May 31, 1993, respectively.


Note 5: At May 31, 1994, options to purchase an aggregate of 559,132 shares at exercise prices ranging from $7.375 to $15.375 per share were outstanding under MGI's stock option plans for employees and Trustees. All options outstanding at May 31, 1994 expire by March 2004.


Note 6: In May 1994, MGI acquired an industrial research and development building, aggregating 128,400 square feet, located in Andover, Massachusetts for $6.4 million cash. The property is 100% leased.


Note 7: MGI intends to qualify for the year ended November 30, 1994 as a real estate investment trust under the provisions of Sections 856-860 of the Internal Revenue Code, as amended. Accordingly, no provision has been made for Federal income taxes.

                                              MGI PROPERTIES
                         PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

At May 31, 1994, liquidity was provided by $9.6 million in cash and investment securities and by unused lines of credit totaling $25.0 million. Shareholders' equity of $171.7 million at May 31, 1994, when compared to $171.0 million at November 30, 1993, principally reflects net income in excess of distributions.

Principal sources of funds in the first half of fiscal 1994 included property operations, mortgage loan proceeds and the sale of an interest in a partnership. During the six months ended May 31, 1994, these resources were used to pay dividends of $4.8 million, to repay $7.1 million of indebtedness, to fund $1.1 million of tenant and capital improvements and to acquire three Massachusetts industrial buildings totaling 284,700 square feet for an aggregate price of $12.9 million.

Total mortgage and other loans payable aggregated $73.6 million at May 31, 1994, a net increase of $6.6 million compared to November 30, 1993. The increase resulted from the addition of $2.2 million of debt, as MGI received the balance of the proceeds of a loan which closed in November 1993. In addition, in April 1994, the Trust executed an $11.5 million mortgage loan, which has a twenty-year, self-amortizing term and a fixed coupon interest rate of 7.7% per annum. This loan is secured by the apartment complex that previously secured a 12.75%, $6.3 million mortgage loan which matured on April 10, 1994. Scheduled amortization payments of $0.8 million were made during the six-month period. Mortgage and other loans payable are collateralized by certain MGI real estate investments, by $3.2 million of investment securities and by MGI's guarantees of $9.2 million.

Loans payable due within twelve months or less totaled $13.0 million at May 31, 1994, including an $11.1 million floating rate loan with a September 1994 maturity. MGI has entered into discussions with the lender of the $11.1 million loan about extending the maturity of this loan on generally similar terms and conditions. In June 1994, MGI entered into a $15.0 million, two-year line of credit facility, with the option to extend the term for five years at a fixed rate. The line is secured by several Massachusetts commercial properties and provides for interest with the option of a floating rate or the bank's prime rate, currently 7.25%. MGI has an existing $10.0 million unused line, which also remains available. Despite the generally reduced availability of real estate financing, MGI believes it will be successful extending or refinancing maturing mortgage loans upon satisfactory terms, although there can be no assurance thereof.

Cash requirements in 1994 include operations, distributions to shareholders, capital and tenant improvements and other leasing expenditures required to maintain MGI's occupancy levels and new investments undertakings. Principal sources of funds in the future are expected to be from operations of properties, including those acquired in the future, mortgaging or refinancing

                                              MGI PROPERTIES
                          PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                                    (Continued)


existing mortgages on properties, the lines of credit and MGI's portfolio of investment securities. Other potential sources of funds may include the proceeds of offerings of additional equity or debt securities or the sale of real estate investments. The cost of new borrowings or issuances of equity capital will be measured against the anticipated yields of investments to be acquired with such funds. The purchase of additional properties in 1994 may require the use of funds from MGI's lines of credit, new borrowings, the sale of properties currently owned or the issuance of equity securities. MGI believes the combination of cash and investment securities, the value of MGI's unencumbered properties and other resources are sufficient to meet its short and long-term liquidity requirements.

Results of Operations

Net income for the quarter ended May 31, 1994 was $2.4 million, or $0.21 per share on the greater number of shares outstanding, as compared to $1.2 million, or $0.12 per share in the corresponding quarter of 1993. Net income for the six months ended May 31, 1994 was $5.3 million, or $0.46 per share and included $450,000, or $0.04 per share of gain recognized in connection with the sale of a partnership interest. Net income for the six months ended May 31, 1993 was $3.6 million, or $0.37 per share.

Funds from operations totaled $4.4 million, or $0.38 per share in the 1994 second quarter on the greater number of shares outstanding, compared to $3.0 million, or $0.30 per share in the corresponding quarter of 1993. Funds from operations in the six months ended May 31, 1994 and 1993 were $8.7 million, or $0.76 per share on the greater number of shares outstanding, and $7.0 million, or $0.73 per share, respectively. Included in funds from operations and net income for the six months ended May 31, 1993 was $1.0 million of income received in connection with the amendment and assignment of a lease at Yorkshire Plaza located in Aurora, Illinois. MGI defines funds from operations as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring, sales of property and similar non-cash items, depreciation and amortization charges and equity method partnership losses. MGI believes funds from operations is an appropriate supplemental measure of operating performance.

In comparing the second quarter of 1994 to that of the previous year, the increase in net income and in funds from operations resulted principally from increases in properties owned. As a result, rental and other income, property operating expenses, depreciation and amortization expense (which is a component of income before net gains but not of funds from operations) and interest expense increased. The $2.8 million increase in rental and other income in the second quarter of 1994, when compared to the second quarter of 1993, was due primarily to rental income from properties acquired since May 1993, which totaled $2.7 million. The $1.0 million increase in the second quarter 1994 property operating expenses and real estate taxes, when compared to the 1993 second quarter, reflects primarily the same factors.

                                                  MGI PROPERTIES
                        PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                                  (Continued)


Three additional factors also contributed to the change in income before net gain and funds from operations when the 1994 second quarter is compared to 1993. Interest income reflects a decrease in the average balance of short-term investments. General and administrative expenses increased, primarily reflecting personnel and shareholder-related items. Interest expense increased reflecting a higher average level of debt outstanding.

Average occupancy in the second quarter of 1994 was 93.5%, as compared to 94% in the comparable quarter of 1993. Average occupancy levels in the second quarter of 1994 and 1993 for MGI's commercial space of was 93.3% and 93.8%, respectively. While total commercial occupancy has not changed significantly, the average occupancy of the industrial portfolio has increased to 100% , which reflects the increased size of the industrial portfolio, as well as the result of approximately 400,000 square feet of new and extended leases signed over the prior four quarters. Retail average occupancy during the 1994 second quarter was 92% compared to 91.5% in the 1993 second quarter. These increases were partially offset by decreased office occupancy in the 1994 second quarter (88% in 1994 versus 94% in 1993), primarily at the suburban Chicago, Illinois and Somerset, New Jersey buildings. At May 31, 1994 scheduled commercial 1994 lease expirations approximate 230,000 square feet. Of the remaining 1994 expirations, 187,000 square feet is industrial. Average residential occupancy was 94% in both the second quarter of 1994 and of 1993.

Real estate investments are subject to a number of factors including changes in general economic climate, local conditions (such as an oversupply of space, a decline in effective rents or a reduction in the demand for real estate), competition from other available space, the ability of the owner to provide adequate maintenance, to fund capital and tenant improvements required to maintain market position and control of operating costs. In many markets in which the Trust owns real estate, over building and local or national economic conditions have combined to produce a trend of lower effective rents and longer absorption periods for vacant space. As the Trust re-leases space, certain effective rents may continue to be less than those earned previously. Management believes its diversification by regional markets and property type reduces the risks associated with these factors and enhances opportunities for cash flow growth and capital gains potential, although there can be no assurance thereof.

                                                  MGI PROPERTIES
                                                PART I - EXHIBIT A
                                         COMPUTATION OF EARNINGS PER SHARE


                                                                        Three Months Ended                 Six Months Ended
                                                                     May 31, 1994    May 31, 1993    May 31, 1994   May 31, 1993


PRIMARY
Net income                                                          $ 2,380,000     $ 1,244,000     $ 5,277,000    $3,627,000

Weighted average number of shares outstanding during the period      11,446,617       9,994,141      11,443,963     9,710,083

Primary earnings per share                                                 $.21            $.12            $.46          $.37

ASSUMING FULL DILUTION
Net income                                                          $ 2,380,000     $ 1,244,000     $ 5,277,000     $3,627,000

Weighted average number of shares outstanding during the period      11,446,617       9,994,141      11,443,963      9,710,083

Earnings per share assuming full dilution                                  $.21            $.12            $.46           $.37




Note: Outstanding stock options are not taken into account in the computation of earnings per share as they are not materially dilutive.

                                                   MGI PROPERTIES
                                            PART II - OTHER INFORMATION


Item 1:          Legal Proceedings:   Not applicable.

Item 2:          Changes in Securities:   Not applicable.

Item 3:          Defaults upon Senior Securities:   Not applicable.

Item 4:          Submission of Matters to a Vote of Security Holders:

                 At the Annual Meeting of Shareholders held March 16, 1994, shareholders re-elected Rodger P. Nordblom (10,428,069 votes affirmative and 94,623 votes negative) and Colin C. Hampton (10,430,297 votes affirmative and 92,395 votes negative) as Trustees for terms expiring on the date of the Annual Meeting in 1997. Also, shareholders approved and ratified the 1994 Stock Option and Stock Appreciation Rights Plan for Key Employees (9,858,466 votes affirmative, 363,081 votes negative, 301,145 votes abstaining) and approved and ratified the 1994 Stock Option Plan for Trustees (9,477,099 votes affirmative, 738,410 votes negative, 307,183 votes abstaining).

Item 5:          Other Information:   Not applicable.

Item 6:          Exhibits and Reports on Form 8-K:

                 a)  Exhibits:

                     Computation of Earnings Per Share (see page 11).

                     Exhibit 99 -- Twelve-Month Consolidated Statement of Earnings Pursuant to Section 11(a) of the Securities Act of 1933 and Rule 158 promulgated thereunder, the Registrant files herewith its Consolidated Statement of Earnings for the Twelve Months Ended April 30, 1994, a period which covers twelve months after the effective date of the Registrant's registration statement on Form S-3 (File No. 33-59602) relating to its issuance of 2,000,000 common shares.

                 b)  Reports on Form 8-K:   None.

                                                  MGI PROPERTIES
                                                    SIGNATURES



       Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:      July 13, 1994                               /s/ Phillip C. Vitali
           -------------                               ---------------------
                                                       Phillip C. Vitali
                                                       Executive Vice President
                                                       (Chief Financial Officer)




Date:      July 13, 1994                               /s/ David P. Morency
           -------------                               --------------------
                                                       David P. Morency
                                                       Controller
                                                       (Principal Accounting
                                                        Officer)