Form 10-Q
period 1994-08-31
MGI PROPERTIES
filed 1994-10-14
CIK 68330

                            (LETTERHEAD OF MGI PROPERTIES)


October 14, 1994

VIA EDGAR
***********



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Re:      MGI Properties ("Registrant")
         Quarterly Report on Form 10-Q for the
         Third Quarter Ended August 31, 1994 ("Form 10-Q")
         Commission File No. 1-6833

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

                                     FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934



For the Period Ended:   August 31, 1994        Commission File Number:    1-6833
                        ---------------                                   ------

                                MGI PROPERTIES
             (Exact name of registrant as specified in its charter)


                MASSACHUSETTS                             04-6268740
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                    30 Rowes Wharf, Boston, Massachusetts  02110
                 (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:               (617) 330-5335
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

                                 Yes   X          No


Common shares outstanding as of October 11, 1994:    11,460,221


                              Page 1 of 14 pages
                        Exhibit Index appears on Page 12

                                        MGI PROPERTIES
                                            INDEX

                                                                                     Page No.
PART I:     FINANCIAL INFORMATION
Item 1:     Financial Statements

Consolidated Balance Sheets                                                                3

Consolidated Statements of Earnings                                                        4

Consolidated Statements of Cash Flow                                                       5

Consolidated Statements of Changes in Shareholders' Equity                                 6

Notes to Consolidated Financial Statements                                                 7

Item 2:     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                                  8

Exhibit A:  Computation of Earnings Per Share                                             12


PART II:    OTHER INFORMATION

Items 1 - 6                                                                               13

Signatures                                                                                14

                                               MGI PROPERTIES
                                       PART I -- FINANCIAL INFORMATION
                                         CONSOLIDATED BALANCE SHEETS


                                                                  August 31, 1994        November 30, 1993
                                                                    (unaudited)
ASSETS
Investments:
Real estate, at cost                                                 $257,912,000             $258,663,000
Accumulated depreciation and amortization                             (33,469,000)             (29,992,000)
Net investments in real estate                                        224,443,000              228,671,000
Cash                                                                    1,607,000                1,564,000
Short-term investments, at cost                                        12,834,000               10,252,000
U.S. Government securities, at cost                                       675,000                  837,000
Other assets                                                            6,263,000                5,376,000
                                                                     $245,822,000             $246,700,000

LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Liabilities:
Mortgage and other loans payable                                      $62,960,000              $66,949,000
Other liabilities                                                       4,633,000                5,012,000
                                                                       67,593,000               71,961,000

Deferred gain -- real estate                                            3,700,000                3,700,000

Shareholders' equity:
Preferred shares -- $1 par value; 2,000,000 shares authorized;
    none issued                                                                --                       --
Common shares -- $1 par value; 15,000,000 shares authorized;
    11,453,221 issued (11,448,152 at November 30, 1993)                11,453,000               11,448,000
Additional paid-in capital                                            165,774,000              165,673,000
Distributions in excess of net income                                  (2,698,000)              (5,935,000)
                                                                      174,529,000              171,186,000
At November 30, 1993, 14,431 shares in treasury, at cost                       --                 (147,000)
Total shareholders' equity                                            174,529,000              171,039,000
                                                                     $245,822,000             $246,700,000

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (unaudited)


                                                                   Three Months Ended                   Nine Months Ended
                                                                   ------------------                   -----------------
                                                         August 31, 1994     August 31, 1993     August 31, 1994     August 31, 1993
INCOME
Rental and other income                                      $10,997,000          $9,098,000         $32,567,000         $26,021,000
Interest                                                         104,000             225,000             271,000             621,000
Other                                                             16,000              16,000              48,000              75,000
Total Income                                                  11,117,000           9,339,000          32,886,000          26,717,000
EXPENSES
Property operating expenses                                    3,136,000           2,748,000           9,256,000           7,590,000
Real estate taxes                                              1,382,000           1,128,000           4,089,000           3,004,000
Depreciation and amortization                                  1,912,000           1,716,000           5,819,000           5,143,000
Interest                                                       1,485,000           1,275,000           4,417,000           3,864,000
General and administrative                                       615,000             546,000           1,891,000           1,563,000
Total expenses                                                 8,530,000           7,413,000          25,472,000          21,164,000
Income before net gains                                        2,587,000           1,926,000           7,414,000           5,553,000
Net gains                                                      2,700,000                  --           3,150,000                  --
Net income                                                    $5,287,000          $1,926,000         $10,564,000          $5,553,000

PER SHARE DATA
Income before net gains                                            $0.22               $0.17               $0.65               $0.54
Net gains                                                           0.24                  --                0.27                  --
Net income                                                         $0.46               $0.17               $0.92               $0.54

Weighted average shares outstanding                           11,452,895          11,433,091          11,446,962          10,288,611

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (unaudited)

                                                                            Nine Months Ended
                                                                  August 31, 1994          August 31, 1993
CASH  FLOWS  FROM  OPERATING  ACTIVITIES

Net income                                                            $10,564,000               $5,553,000
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation and amortization expense                                   5,819,000                5,143,000
Net gains                                                              (3,150,000)                      --
Equity losses in partnerships                                                  --                   44,000
Other                                                                  (1,519,000)                 226,000
Net cash provided by operating activities                              11,714,000               10,966,000

CASH  FLOWS  FROM  INVESTING  ACTIVITIES

Acquisitions of and additions to real estate                          (14,927,000)             (24,414,000)
Proceeds from disposition of real estate investments                    6,631,000                       --
Cash distribution from real estate partnerships                           100,000                       --
(Increase) decrease in U.S. Government securities, net                    162,000                 (420,000)
Other                                                                     167,000                  (53,000)
Net cash used in investing activities                                  (7,867,000)             (24,887,000)

CASH  FLOWS  FROM  FINANCING  ACTIVITIES

Net proceeds from the sale of common shares                                    --               25,640,000
Repayments of mortgage and other loans payable                         (7,411,000)              (1,862,000)
Additions to mortgage and other loans payable, net                     13,425,000                       --
Cash distributions                                                     (7,327,000)              (6,058,000)
Treasury stock and stock option transactions                               91,000                   83,000


Net cash (used in) provided by financing activities                    (1,222,000)              17,803,000

Net increase in cash and short-term investments                         2,625,000                3,882,000

CASH  AND  SHORT-TERM  INVESTMENTS

Beginning of period                                                    11,816,000               16,131,000
End of period                                                         $14,441,000              $20,013,000

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (unaudited)



                                                                                      Undistributed
                                    Number of                                        (Distributions                        Total
                                      Common            Common      Additional        in Excess of)       Treasury     Shareholders'
                                  Shares Issued         Shares   Paid-in Capital        Net Income         Shares         Equity

Balance at November 30, 1993        11,448,152     $11,448,000      $165,673,000       ($5,935,000)     ($147,000)    $171,039,000

Net Income                                  --              --                --        10,564,000             --       10,564,000

Distributions                               --              --                --        (7,327,000)            --       (7,327,000)

Options exercised and other              5,069           5,000           101,000                --        147,000          253,000


Balance at August 31, 1994          11,453,221     $11,453,000      $165,774,000       ($2,698,000)            --     $174,529,000


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

Note 2: On September 21, 1994, the Board of Trustees declared a cash dividend of $.22 per share payable on October 12, 1994 to shareholders of record on October 3, 1994. This dividend will aggregate $2.5 million.

Note 3: Effective August 23, 1994, a Dividend Reinvestment and Share Purchase Plan was implemented. Under this Plan, Shareholders of record who own 100 shares or more will have the option of electing to receive, in full or in part, dividends in the form of MGI shares in lieu of cash. The price of shares purchased with reinvested dividends will be at a three percent (3%) discount in the case of newly issued shares purchased for the Plan. If MGI purchases shares in the open market for the Plan, the price for such shares will be 100% of the average purchase prices paid. A Prospectus dated August 23, 1994, describing the terms of the Dividend Reinvestment and Share Purchase Plan has been mailed to shareholders of record.

Note 4: At August 31, 1994, the market value of U.S.Government securities was $0.7 million.

Note 5: Cash paid for interest amounted to $4.5 And $3.8 Million for the nine-month periods ended August 31, 1994 and August 31, 1993, respectively.

Note 6: At August 31, 1994, options to purchase an aggregate of 558,132 shares at exercise prices ranging from $7.375 to $15.375 per share were outstanding under MGI's stock option plans for employees and Trustees. All options outstanding at August 31, 1994 expire by March 2004.

Note 7: In August 1994, MGI sold its seven industrial buildings in Minneapolis, Minnesota for $14,925,000 resulting in a net gain of $2,700,000 for financial reporting purposes. The buildings, aggregating 626,000 square feet, secured a $10,240,000 mortgage that was assumed by the buyer. The net sales proceeds have been placed in escrow with the intention of effecting a tax-deferred exchange.

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

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

At August 31, 1994, liquidity was provided by $14.4 million in cash and investment securities and by unused lines of credit totaling $25.0 million. Shareholders' equity of $174.5 million at August 31, 1994, when compared to $171.0 million at November 30, 1993, principally reflects net income in excess of distributions.

Principal sources of funds in fiscal 1994 include property operations, mortgage loan proceeds, the sale of an interest in a partnership and the sale of industrial properties located in Minneapolis, Minnesota. During the nine months ended August 31, 1994, these resources were used to pay dividends of $7.3 million, to repay $7.4 million of indebtedness, to fund $2.0 million of tenant and capital improvements and to acquire three Massachusetts industrial buildings totaling 284,700 square feet for an aggregate purchase price of $12.9 million.

In the fourth quarter of 1994, the Trust expects additional funds will be generated from the sale of properties which are currently under agreement. The closing of these sales is contingent upon the completion of due diligence by the buyers. The sale properties include an apartment complex and two industrial buildings. All of the properties, assuming they are closed in accordance with the terms of their respective agreements, will be sold at a gain and will generate aggregate proceeds of approximately $13.1 million. In addition, the Trust has entered into a sales agreement related to a 40,200 square-foot retail center which, if finalized, is anticipated to close in the first quarter of 1995. As the pending sales close, their proceeds will be placed into escrows with the intention of effecting a tax deferred exchange. The Trust has entered into agreements to purchase three industrial buildings in Massachusetts and one in St. Louis, Missouri, totaling 490,000 square feet, that have been identified as replacement properties for the purpose of a tax deferred exchange. These purchases are expected to close, pending completion of due diligence, in the fourth quarter.

In October 1994, the Trust signed a commitment to acquire a newly constructed department store of approximately 100,000 square feet located in Peabody, Massachusetts for a price of $11.1 million. The facility to be constructed will be funded by MGI subject to a construction loan agreement which requires interest at 9.0 % per annum and is secured by a first mortgage on the property and improvements, an assignment of the lease and guarantees of the borrower. The building will be leased in its entirety by Bradlees, which is traded on the New York Stock Exchange, under a twenty year lease. The purchase is anticipated to occur in the third quarter of 1995 upon satisfactory completion of construction of the building. It is anticipated that the first advance under the construction loan in the amount of $5.5 million, will be funded mid-October 1994. In accordance with generally accepted accounting principles, the loan draws will be accounted for as construction in progress. Accordingly, interest income related to the loan will be recorded as a reduction in the Trust's cost of the building.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


Total mortgage and other loans payable aggregated $63.0 million at August 31, 1994, a net decrease of $4.0 million compared to November 30, 1993. The decrease resulted from, among other items, the assumption of $10.2 million in debt secured by the Minnesota properties by the buyer. Of this loan amount, $2.2 was received in the first quarter. In addition, in April 1994, the Trust executed an $11.5 million mortgage loan, secured by the apartment complex that previously secured a $6.3 million mortgage loan which matured on April 1994. Scheduled amortization payments of $1.2 million were made during the nine-month period. Mortgage and other loans payable are collateralized by certain MGI real estate investments, by $3.2 million of investment securities and by MGI's guarantees of $7.1 million.

Loans payable due within twelve months or less totaled $12.1 million at August 31, 1994, including an $11.0 million floating rate loan with a September 1994 maturity. MGI has reached an agreement in principle with the lender of the $11.0 million loan to extend the maturity of this loan on generally similar terms and expects to complete the extension during the fourth quarter. In June 1994, MGI entered into a $15.0 million, two-year line of credit facility, with the option to extend the term for five years at a fixed rate. The line is secured by several Massachusetts commercial properties and provides for interest with the option of a floating rate or the bank's prime rate, currently 7.75%. In addition, MGI has a $10.0 million unused line, which also remains available. Despite the generally reduced availability of real estate financing, MGI believes it will be successful extending or refinancing maturing mortgage loans upon satisfactory terms, although there can be no assurance thereof.

Cash requirements in 1994, in addition to those previously discussed, include operations, distributions to shareholders, capital and tenant improvements and other leasing expenditures required to maintain MGI's occupancy levels and new investments undertakings. Principal sources of funds in the future are expected to be from operations of properties, including those acquired in the future, the lines of credit, mortgaging or refinancing existing mortgages on properties, and MGI's portfolio of investment securities. Other potential sources of funds may include the proceeds of offerings of additional equity or debt securities or the sale of real estate investments. The cost of new borrowings or issuances of equity capital will be measured against the anticipated yields of investments to be acquired with such funds. The purchase of additional properties in 1994 may require the use of funds from MGI's lines of credit, new borrowings, the sale of properties currently owned or the issuance of equity securities. MGI believes the combination of cash and investment securities, the value of MGI's unencumbered properties and other resources are sufficient to meet its short and long-term liquidity requirements.

Results of Operations

Net income for the quarter ended August 31, 1994 was $5.3 million, or $0.46 per share as compared to $1.9 million, or $0.17 per share in the corresponding quarter of 1993. Included in the 1994 third quarter net income was $2.7 million, or $0.24 per share of gain recognized in connection with the sale of the

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


Minneapolis, Minnesota industrial properties. For the nine months ended August 31, 1994 net income was $10.6 million, or $0.92 per share including the recognition of $3.2 million in gains, equal to $.27 per share. Net income for the nine months ended August 31, 1993 was $5.6 million, or $0.54 per share. Funds from operations totaled $4.5 million, or $0.39 per share in the 1994 third quarter, compared to $3.6 million, or $0.32 per share in the corresponding quarter of 1993. Funds from operations in the nine months ended August 31, 1994 and 1993 were $13.2 million, or $1.16 per share and $10.7 million, or $1.04 per share, respectively. Included in funds from operations and net income for the nine months ended August 31, 1993 was $1.0 million of income received in connection with the amendment and assignment of a lease at Yorkshire Plaza located in Aurora, Illinois. MGI defines funds from operations as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring, sales of property and similar non-cash items, depreciation and amortization charges and equity method partnership losses. MGI believes funds from operations is an appropriate supplemental measure of operating performance.

In comparing the third quarter of 1994 to that of the previous year, the increase in net income and in funds from operations resulted principally from increases in properties owned. As a result, rental and other income, property operating expenses, depreciation and amortization expense (which is a component of income before net gains but not of funds from operations) and interest expense increased. The $1.9 million increase in rental and other income in the third quarter of 1994, when compared to the third quarter of 1993, was due to properties acquired since July 1993, that totaled $1.7 million in additional revenue. The balance of the increase is primarily due to higher retail and industrial occupancy and higher apartment rental rates. Of the $.6 million increase in the third quarter property operating expenses and real estate taxes, when compared to the 1993 third quarter, $.5 million is due to properties acquired since August 1993.

The increase in year to date revenues, property operating expenses, real estate taxes and depreciation and amortization expense reflect similar factors. Three additional factors also contributed to the change in income before net gain and funds from operations when the results for the third quarter date 1994 are compared to the 1993 year. Interest income reflects a decrease in the average balance of short-term investments. General and administrative expenses increased, primarily reflecting personnel and shareholder-related items. Interest expense increased reflecting a higher average level of debt outstanding.

Average occupancy in the third quarter of 1994 was 92.7 %, as compared to 93.4% in the comparable quarter of 1993. Average occupancy levels in the third quarter of 1994 and 1993 for MGI's commercial space were 92.0% and 94.5%, respectively. This change reflects the decrease in average office occupancy, primarily at the suburban Chicago, Illinois and Somerset, New Jersey buildings, which is offset by increases in both the industrial and retail segments. Average occupancy in the industrial and retail segments in the 1994 third quarter increased by 2.2% and 2.5% to 98% and 94.2%, respectively, compared to the 1993 third quarter. Average residential occupancy was approximately 93% in both the

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


third quarter of 1994 and of 1993. During the first three quarters of 1994, the Trust executed leases for a total of 372,000 square feet. At August 31, 1994 scheduled commercial 1994 lease expirations approximate 49,500 square feet and fiscal 1995 expirations approximate 480,000 square feet of which 325,000 square feet is industrial. The Trust has been notified that a tenant occupying 55,000 square feet of office space would vacate at the expiration of its lease in 1995. This space was relet subsequent to the end of the quarter as the Trust has signed a ten year lease for approximately 65,000 square feet of office space with a company listed on the NASDAQ National Market System. The Trust will incur approximately $2.0 million in costs associated with tenant improvements and commissions for this lease. It is anticipated that the lease will commence in the second quarter of 1995.

Real estate investments are subject to a number of factors including changes in general economic climate, local conditions (such as an oversupply of space, a decline in effective rents or a reduction in the demand for real estate), competition from other available space, the ability of the owner to provide adequate maintenance, to fund capital and tenant improvements required to maintain market position and control of operating costs. In many markets in which the Trust owns real estate, overbuilding and local or national economic conditions have combined to produce a trend of lower effective rents and longer absorption periods for vacant space. As the Trust re-leases space, certain effective rents may continue to be less than those earned previously. Management believes its diversification by regional markets and property type reduces the risks associated with these factors and enhances opportunities for cash flow growth and capital gains potential, although there can be no assurance thereof.

                                 MGI PROPERTIES
                               PART I - EXHIBIT A
                       COMPUTATION OF EARNINGS PER SHARE



                                                                            Three Months Ended                Nine Months Ended
                                                                        August 31,       August 31,       August 31,      August 31,
                                                                           1994            1993              1994             1993

PRIMARY
Net income                                                               $5,287,000     $1,926,000        $10,564,000     $5,553,000

Weighted average number of shares outstanding during the period          11,452,895     11,433,091         11,446,962     10,288,611

Primary earnings per share                                                     $.46           $.17               $.92           $.54

ASSUMING FULL DILUTION
Net income                                                               $5,287,000     $1,926,000        $10,564,000     $5,553,000

Weighted average number of shares outstanding during the period          11,452,895     11,433,091         11,446,962     10,288,611

Earnings per share assuming full dilution                                      $.46           $.17               $.92           $.54


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

Item 4:      Submission of Matters to a Vote of Security Holders:   None.

Item 5:      Other Information:   Not applicable.

Item 6:      Exhibits and Reports on Form 8-K:

             a) Exhibits:

                Computation of Earnings Per Share (see page 12).

             b) Reports on Form 8-K:  A Report 8-K was filed on August 26, 1994.

                                 MGI PROPERTIES
                                   SIGNATURES



      Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:     October 13, 1994                /s/ Phillip C. Vitali
          ----------------                ---------------------
                                          Phillip C. Vitali
                                          Executive Vice President and Treasurer
                                          (Chief Financial Officer)




Date:     October 13, 1994                /s/ David P. Morency
          ----------------                --------------------
                                          David P. Morency
                                          Controller
                                          (Principal Accounting Officer)