Form 10-K
period 1994-11-30
MGI PROPERTIES
filed 1995-02-01
CIK 68330

(Letterhead of MGI Properties)
VIA EDGAR FILING

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

        RE:  MGI Properties (the "Company")
             -----------------------------

Dear Sirs:

   Enclosed please find a copy of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1994.
   Please be advised that a wire for $250.00 in payment of the filing fee will be sent to Mellon Bank at the Commission's lock box number.

                                              Very truly yours,

                                              [Signature of Peter D. Deutsch]

                                              Peter D. Deutsch

PDD: gaj
Enclosures

cc:  New York Stock Exchange
     Mr. Phillip C. Vitali
     Victor M. Rosenzweig, Esq.

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

                  For the Fiscal Year ended November 30, 1994
                           Commission File No. 1-6833

                                 MGI PROPERTIES
             (Exact name of Registrant as specified in its charter)

        Massachusetts                                       04-6268740
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

                  30 Rowes Wharf, Boston, Massachusetts   02110
                      (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (617) 330-5335

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

        As of January 29, 1995, the aggregate market value of the voting shares of the Registrant held by non-affiliates of the Registrant was $157,728,933.

Common Shares Outstanding as of November 30, 1994:  11,465,842

        The information required by Part III of Form 10-K will be incorporated by reference to a definitive proxy statement involving the election of Trustees which is expected to be filed by the Registrant pursuant to Regulation 14A within 120 days after the close of its fiscal year ended November 30, 1994.

                               TABLE OF CONTENTS

                                                                            Page


PART I.........................................................................1
        Item 1.  Business......................................................1
        Item 2.  Properties....................................................7
        Item 3.  Legal Proceedings.............................................9
        Item 4.  Submission of Matters to a
            Vote of Security Holders...........................................9

PART II.......................................................................10
        Item 5.  Market for Registrant's Common Equity
            and Related Stockholder Matters...................................10
        Item 6.  Selected Financial Data......................................11
        Item 7.   Management's Discussion and Analysis of
        Financial Condition and Results of Operations.........................12
        Item 8.  Financial Statements and Supplementary Data..................17
        Item 9.  Changes in and Disagreements with
                   Accountants on Accounting and
                   Financial Disclosure.......................................17

PART III......................................................................18

PART IV.......................................................................19
        Item 14.      Exhibits, Financial Statement Schedules
               and Reports on Form 8-K........................................19

POWER OF ATTORNEY.............................................................20

SIGNATURES....................................................................20

                                            PART I

Item 1.  Business

General

               MGI Properties (the "Trust" or "MGI") is an unincorporated business trust organized under the laws of the Commonwealth of Massachusetts. MGI commenced operations in 1971 as a real estate investment trust. Since that time, the Trust has elected to be treated as a real estate investment trust (a "REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), and expects to continue to operate in a manner which will entitle the Trust to be so treated. For each taxable year in which the Trust qualifies as a REIT under the Internal Revenue Code, taxable income distributed to the holders of its shares will not be taxable to the Trust (other than certain items of tax preference which are subject to minimum tax in the hands of the Trust). See "Investment and Operating Policies" and "Portfolio" below and the description of dividend policy included under Item 5 of this Annual Report on Form 10-K for the year ended November 30, 1994 (the "Report").

               References herein to the Trust include its wholly-owned subsidiaries.

Narrative Description of Business

               The Trust, which is a self-administered and self-managed equity REIT, owns and manages a diversified portfolio of income-producing real estate assets. The Trust's portfolio consists of investments in multi-use industrial facilities (such as warehouses and research and development buildings), apartment complexes, shopping centers and office buildings. The primary investment objective of the Trust is to make diversified equity and equity-oriented investments in existing properties believed to be capable of producing stable and rising income streams and having long-term capital appreciation potential. The Trust also believes that its active managing and leasing practices can enhance rental income, funds from operations and long-term capital appreciation. These investments have typically taken the form in recent years of a direct equity ownership interest.

               The Trust employs twelve persons.

Investment and Operating Policies

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

               The Trust's investment focus with respect to type of property has, during the last several years, been directed to equity and equity-oriented investments in existing income-producing properties, principally multi-use industrial facilities, apartment complexes, shopping centers and office buildings. MGI continues to believe it is beneficial to diversify its assets by location and type of real estate, although it periodically changes its emphasis from one sector to another in accordance with its perception of market opportunities. Over the past several years, MGI has increased its emphasis on acquisitions in the northeastern region of the United States, particularly industrial and office properties.

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

               In making new investments, MGI's investment focus has been primarily directed to acquiring quality income-producing properties. Over the last several years, MGI's investment philosophy has been to seek what management believes to be value-creating opportunities by acquiring quality properties that have not met their full potential at a cost believed to be below or near replacement value. Management believes that its investments can be managed to create a total return which includes current income and appreciation. The Trust seeks to implement its investment objectives through selective acquisitions of quality properties, leasing and property management in accordance with its defined long term goals, investment in property improvements and periodic sales of selected properties. The Trust has recently operated with an individual investment parameter of below $20,000,000, but has exceeded and may occasionally exceed this parameter. The decision to sell specific properties or investments involves a number of factors, including the economic climate (giving effect also to the impact of tax laws and other regulatory factors), future potential and reinvestment alternatives. As indicated above, the investment focus may change, based upon the ongoing review of the Trust's policies by the Board of Trustees.

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

Portfolio

               The Trust's real estate portfolio as of November 30, 1994 consisted of interests in forty-eight properties, forty-four of which are wholly-owned, two are owned by partnerships in which the Trust has an equity interest, one is a property sold by the Trust in a prior year transaction which did not meet the conditions for a completed sale and is still carried as a real estate investment for financial accounting purposes and one is a mortgage loan that is accounted for as real estate owned. For tax purposes, the property sold and the property accounted for as real estate owned are treated as mortgage loans receivable.

               The Trust's real estate investments can be classified by type of property and market region. As of November 30, 1994, the Trust's real estate investments were diversified by type of property as follows:


Type of Property              Number of              Cost            Percent of
                             Properties                                 Total
Industrial                       24             $ 72,388,000                27%
Apartment                         9               71,575,000                27
Office                            9               64,729,000                24
Retail                            6               58,838,000                22
    Total                        48             $267,530,000               100%



        As of November 30, 1994, the Trust's real estate investments were diversified by geographic region as follows:


Region                        Number of              Cost            Percent of
                             Properties                                 Total
Northeast                        17             $ 88,505,000                33%
Midwest                          15               89,192,000                33
Southeast                        11               66,445,000                25
Mid-Atlantic                      4               23,163,000                 9
Other                             1                  225,000                 *
Total                            48             $267,530,000               100%

* Less than 1%

        Terms under leases to tenants at the Trust's properties range from tenancies-at-will up to eighteen years. The Trust leases commercial space to approximately 240 commercial tenants, including 115 office tenants, 70 retail tenants and 55 industrial tenants.

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

               In the areas of investment permitted to the Trust, there may be a wide variety of competing investors and lenders. The Trust competes with life insurance companies, real estate investment trusts, pension funds, other financial institutions, partnerships, corporations, individuals and other business entities, both domestic and foreign. An increase in the number of competing investors and lenders and the availability of investment funds can have the effect of increasing competition for investments in real estate and reducing the yields realizable with respect to such investments. With respect to properties presently owned by the Trust, or in which it has an investment, the Trust competes with other owners of properties for tenants. The Trust's properties compete for tenants primarily on the basis of location, rent and the condition and design of improvements. Its properties compete with similar properties located in their geographic area, and such properties may be newer and larger than those in which the Trust has an interest. There are no statistics readily available which would enable the Trust to determine its position with respect to its competitors in the real estate investment industry.

               The Trust has been able to compete effectively despite recessionary conditions in certain regions from time to time and believes that it will be able to do so in the future, by reason of the diverse make-up of its income producing properties, as well as their geographic diversity. However, recessionary economic conditions in certain regions or any adverse changes in local or national economic conditions could result in the inability of some existing tenants (or borrowers) of the Trust to meet their lease or other obligations and could otherwise adversely affect the Trust's ability to attract or retain tenants. Management believes, however, that by reason of the factors stated above and the Trust's financial strength and operating practices, particularly its ability to implement renovations and improvements, it will be able to maintain and over time increase rental income from its properties (although there can be no assurance thereof).

Item 2.  Properties.

               The following table sets forth certain information concerning the Trust's properties.

                   SUMMARY OF PROPERTIES AT NOVEMBER 30, 1994

                                                Net Carrying Value
Apartment                      Units           Dollars     Per Unit  Percentage
                                                                       Leased
Metairie, LA                     516         $10,746,000   $20,826        97%
Harrison Township, MI            376           7,290,000    19,388        98%
Bloomfield, MI                   346          14,810,000    42,803        98%
Tampa, FL                        264           7,866,000    29,795        93%
Laurel, MD                       237          11,692,000    49,333        95%
Tampa, FL                        112           4,948,000    44,179        94%

Total                          1,851         $57,352,000  $30,984         97%

                                                   Net                Percentage
Partnership                    Units          Carrying Value            Leased
Washington, DC (4%)              778            $ 16,000                  92%
San Bruno, CA (2%)               430             225,000                  94%

Total                          1,208            $241,000

                                     Net Carrying Value          Scheduled Lease
                                                                   Expirations
Office                 Sq. Ft.   Dollars        Sq.  Percentage   1995     1996    Number of   Principal Tenant             Lease
                                                Ft.    Leased                       Tenants                              Expiration
Franklin Township, NJ  178,600  $14,891,000   $83.38    82%         -       11%       11       Merrill Lynch                06/30/97
Tampa, FL              122,400    9,627,000    78.65    93%         8%       4%       16       Bally                        06/30/00
Framingham, MA         109,000    7,103,000    65.17    99%        18%      12%       29       National Dentex              01/31/98
Boston, MA             106,000    8,436,000    79.58    97%        10%       4%       11       Cambridge Associates         04/26/99
Ann Arbor, MI           76,600    5,744,000    74.99    93%         7%      13%        7       Comshare                     02/28/05
Naperville, IL          63,800    4,657,000    72.99    87%        10%       3%       12       Eby Brown                    06/30/04
Greenville, SC          48,600    2,221,000    45.70    70%        21%      28%       21       S.C. Tax Commission          06/30/96
Greenville, SC          46,000    1,766,000    38.39    96%        46%      22%        7       S.C. Voc. Rehab. Dept.       10/31/95
Charlotte, SC           16,300      887,000    54.42    47%         -       47%        1       Comprehensive Medical        09/21/96

Total                  767,300  $55,332,000   $72.11    89%        10%      11%      115

Retail
Aurora, IL             313,000  $27,341,000   $87.35    97%         7%      15%       27       Builders Square              08/31/06
Baltimore, MD          135,000    6,712,000    49.72   100%         5%       2%       14       Kmart Corp.                  01/30/05
Nashville, TN          111,400    3,910,000    35.10    99%         4%       7%        9       Burlington Coat Factory      01/31/10
Tampa, FL              100,600    8,337,000    82.87    97%         5$      12%       19       Publix Supermarket           11/30/06
Hagerstown, MD          40,200    1,460,000    36.32   100%         -        -         1       Giant Food Stores, Inc.      12/31/04

Total                  700,200  $47,760,000   $68.21    98%         6%      10%       70

                                 Net Carrying Value                Scheduled Lease
                                                                     Expirations
Industrial             Sq. Ft.     Dollars    Sq. Ft.   Percentage  1995     1996  Number of   Principal Tenant            Lease
                                                           Leased                   Tenants                              Expiration
Research and
  Development
Andover, MA            128,400  $ 6,415,000   $49.96    100%        -        -         1       Hewlett Packard              07/31/99
Billercia, MA          122,300    4,802,000    39.26    100%        -        -         1       Precision Robotics           07/31/02
Wilmington, MA         109,400    4,497,000    41.11    100%        -        -         3       United Shoe Machinery        12/31/01
Andover, MA            105,500    7,094,000    67.24    100%        -        -         1       ISI Systems, Inc.            04/30/99
Wilmington, MA         100,200    2,510,000    25.05     52%        -        -         1       Datawatch                    04/30/99
Billercia, MA          100,000    4,273,000    42.73    100%        -        -         1       Bay Network                  06/30/98
Bedford, MA             92,700    2,483,000    26.79    100%        -       81%        3       Imaging Tech                 07/25/96
Chelmsford, MA          71,200    1,918,000    26.94     90%        -        -         6       W.J. Schaeffer Assoc.        07/31/98
Bedford, MA             70,600    2,204,000    31.22    100%        -        -         1       Atex Publishing              07/31/98
Billercia, MA           60,000    2,112,000    35.20    100%        -        -         2       Bay Network                  03/30/99
Billercia, MA           56,300    2,031,000    36.11    100%        -        -         1       Bay Network                  12/31/99
St. Louis, MO           40,900    1,351,000    33.03    100%       22%       5%        8       IBF Business Forms           06/30/98
St. Louis, MO           35,600    1,926,000    54.10    100%       57%       -         3       Interlock                    03/31/95

Distribution and
  Manufacturing
Wilmington, MA         294,000    6,905,000    23.49    100%        -        -         4       Avon Dispatch                05/31/00
Nashville, TN          203,000    3,315,000    16.33     88%        -        -         5       Burnham Industries           05/31/97
St. Louis, MO          200,600    4,135,000    20.61    100%        -       50%        2       Everest & Jennings           07/07/02
N. Charleston, SC      191,900    2,382,000    12.41    100%        -      100%        2       Mill Transportation          12/31/95
St. Louis, MO           95,600    2,185,000    22.86    100%      100%       -         2       S.P. Richards                08/31/95
Westwood, MA            77,400    1,495,000    19.32    100%        -        -         1       P.B. Diagnostics             05/31/97
St. Louis, MO           61,400    1,458,000    23.75    100%      100%       -         2       American Greetings           04/14/95
St. Louis, MO           61,200    1,549,000    25.31    100%        -        -         1       Tyler Mountain Water         12/31/97
Blue Ash, OH            53,200      616,000    11.58    100%      100%       -         1       Aero Mailing                 08/31/95
St. Louis, MO           41,000    1,169,000    28.51    100%      100%       -         2       Nat'l Service Industries     03/31/95
Blue Ash, OH            38,700      496,000    12.82    100%      100%       -         1       Ethicon                      01/31/95

Total                2,411,100  $69,321,000   $28.75    97%        13%      15%       55

Note: See Note 2 of the Notes to Consolidated Financial Statements included under Item 14 of this Report.

               Reference is made to Notes 1, 2 and 3 in the Notes to the Consolidated Financial Statement and Schedules XI and XII of the Financial Statement Schedules for descriptions of the Trust's investments and properties.

Executive Office.

               The Trust's headquarters, at 30 Rowes Wharf, Boston, Massachusetts, includes approximately 5,400 square feet and is occupied under a lease expiring April 30, 1995.

Item 3.  Legal Proceedings.

               The Trust is not a party to any material legal proceedings as to which it does not have adequate insurance coverage.

Item 4.  Submission of Matters to a
            Vote of Security Holders.

        Not applicable.

                                            PART II

Item 5.  Market for Registrant's Common Equity
            and Related Stockholder Matters.

               (a) Market Information and Dividends.

               The principal market on which the Trust's common shares are traded is the New York Stock Exchange, under the symbol MGI. The table below sets forth, for the fiscal quarters indicated, the high and low sales prices on the New York Stock Exchange of the Trust's common shares and dividends paid per common share.

         Fiscal                    Sales Price
          1994                  High         Low          Dividends

First Quarter                  15 5/8       13 1/8          $ .21
Second Quarter                 16 5/8       14 3/8          $ .21
Third Quarter                  16           14 3/8          $ .22
Fourth Quarter                 16           13 5/8          $ .22


         Fiscal                    Sales Price
          1993                  High         Low          Dividends

First Quarter                  15 3/4       11              $ .20
Second Quarter                 16 1/2       13              $ .20
Third Quarter                  13 3/8       12              $ .20
Fourth Quarter                 15 1/8       12 3/4          $ .21


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

               (b)  Approximate Number of Holders of Common Shares.

                                                 Approximate Number
                                                 of Holders (as of
Title of Class                                   January 29, 1995)

Common Shares, $1.00                                   3,038
 par value

Item 6.  Selected Financial Data (a)

                                                              Five Years Ended November 30,

                                        1994               1993               1992               1991               1990
Summary of Operations:
   Rental and other income         $ 43,422,000       $ 36,094,000       $ 27,928,000       $ 30,662,000       $ 29,036,000
   Property operating expenses
     and real estate taxes           17,854,000         14,704,000         11,442,000         12,442,000         11,334,000

                                     25,568,000         21,390,000         16,486,000         18,220,000         17,702,000
   Interest and other income            458,000            804,000          2,661,000          2,469,000          2,525,000
   Less expenses:
   Depreciation and amortization      7,654,000          6,987,000          5,996,000          5,974,000          5,552,000
   Interest expense                   5,781,000          5,059,000          5,511,000          6,429,000          5,925,000
   General and administrative         2,580,000          2,191,000          2,036,000          2,108,000          2,208,000
   Income before net gains (loss)    10,011,000          7,957,000          5,604,000          6,178,000          6,542,000
   Net gains (loss)                   4,480,000                  -          1,644,000                  -           (360,000)
   Net income                      $ 14,491,000       $  7,957,000       $  7,248,000       $  6,178,000       $  6,182,000

Per Share Data (b):
   Income before net gains (loss)          $.87               $.75               $.60               $.66               $.70
   Net gains (loss)                         .39                  -                .17                  -               (.04)

   Net income                             $1.26               $.75               $.77               $.66               $.66

   Funds from operations                  $1.54              $1.42              $1.24              $1.30              $1.29

   Dividend                               $ .86              $ .81              $ .80              $ .80              $1.04

Summary of Financial Position:
   Investments in real estate,
     at cost                       $267,530,000       $258,663,000       $209,905,000       $208,011,000       $205,993,000

   Cash and investment securities  $ 13,521,000       $ 12,653,000       $ 17,748,000       $  9,574,000       $ 11,585,000

   Total assets                    $256,035,000       $246,700,000       $214,161,000       $217,428,000       $222,434,000

   Mortgage and other
     loans payable                 $ 70,954,000       $ 66,949,000       $ 60,571,000       $ 67,852,000       $ 71,304,000

   Total shareholders' equity      $176,095,000       $171,039,000       $145,748,000       $145,873,000       $147,213,000

Weighted average shares
       outstanding                   11,450,451         10,574,104          9,402,476          9,396,992          9,400,559

Notes:
(a) Reference is made to the Index to Consolidated Financial Statements filed as part of this report under Item 14. Item 6, Selected Financial Data, should be read in conjunction with the Consolidated Financial Statements and the related notes appearing therein.
(b) The assumed conversion of outstanding options results in dilution of less than 3%.

Item 7.   Management's Discussion and Analysis of
        Financial Condition and Results of Operations.

        At November 30, 1994 financial liquidity was provided by $13.5 million in cash and investment securities and by unused lines of credit of $23.0 million. Shareholders' equity of $176.1 million at November 30, 1994, when compared to $171.0 million at November 30, 1993, primarily reflects net income in excess of distributions.

        Principal sources of funds in fiscal 1994 included property operations, the sale of eight industrial properties and an apartment complex, mortgage loan proceeds, and the sale of a partnership interest. During 1994, these resources were used to pay dividends of $9.8 million, to repay $10.4 million of indebtedness, to fund capital and tenant improvements of $2.1 million and $1.1 million, respectively, and to acquire seven industrial properties -- six industrial buildings totaling 578,400 square feet, located in Massachusetts, for an aggregate price of $22.2 million and one 200,600 square-foot industrial property, located in Missouri, for a price of $4.1 million.

        Additionally, in October 1994, the Trust signed a commitment to acquire a newly constructed department store of approximately 100,000 square feet located in Peabody, Massachusetts for a price of $11.1 million. The facility, now under construction, is being funded by MGI subject to a construction loan agreement which is reflected as an investment in real estate for financial reporting purposes. The building will be leased in its entirety by Bradlees, which is traded on the New York Stock Exchange, under a twenty-year net lease. The purchase is anticipated to occur in mid-1995 upon the satisfactory completion of construction of the building. As of November 30, 1994, the Trust has advanced $5.5 million of the construction loan.

        Mortgage and other loans payable totaled $71.0 million at November 30, 1994 (74% fixed rate and 26% floating rate), a net increase of $4.1 million compared to $66.9 million at November 30, 1993. During 1994, the Trust executed mortgages totaling $22.7 million with an average interest rate of 8.1%. In addition, the Trust retired $19.2 million of debt related to maturing notes and properties sold. Scheduled payments of loan principal amortization totaled $1.4 million. In 1994, MGI entered into a $15.0 million, two-year, floating rate, secured line of credit facility, which increased the total lines of credit to $25.0 million. At November 30, 1994, the Trust had $2.0 million outstanding on its lines. Mortgage and other loans payable are collateralized by thirteen of MGI's properties having an aggregate carrying value of $119.6 million, $3.2 million of investment securities and MGI's guarantees of $4.5 million. Scheduled loan principal payments due within twelve months of November 30, 1994 total $1.5 million. MGI believes it will continue to be able to extend or refinance maturing mortgage loans upon satisfactory terms.

        In December 1994, the Trust acquired a 38,000 square-foot office building located in Boston, Massachusetts for a price of $1.8 million. In January 1995, the Trust agreed to acquire a 190,000 square-foot industrial building located in Tewksbury, Massachusetts for a price of $5.75 million, subject to the satisfactory completion of certain conditions including due diligence and the execution with a publicly-traded company of a fifteen-year lease for the entire building. The lease would commit the Trust to tenant and capital improvements totaling approximately $6.3 million. Other cash requirements in 1995 are distributions to shareholders, capital and tenant improvements and other leasing expenditures required to maintain MGI's occupancy levels and other investment undertakings. During the period 1992 through 1994, annual expenditures for capital and tenant improvements averaged approximately 1.3% of net real estate investments. In 1995, budgeted capital and tenant improvements, which are based on assumed leasing activity, completion of discretionary capital projects and estimated costs, approximates 2.9% of net real estate investments, excluding any commitments associated with the purchase of the 190,000 square-foot industrial building. The budgeted increase in 1995 over the average of previous years is primarily due to proposed capital and tenant improvements in the office segment, which reflects budget leasing assumptions for the year. Included in the 1995 budget is $1.5 million of tenant improvements related to a signed 61,000 square-foot office lease at its Michigan office building. Additionally, the Trust has budgeted
$.8 million of interior and exterior improvements for its apartment complexes and $.5 million for paving and roof replacements at certain industrial buildings.

        Principal sources of funds in the future are expected to be from operations of properties, including those acquired in the future, mortgage or refinancing of existing mortgages on properties and MGI's portfolio of investment securities. Other potential sources of funds include the proceeds of offering of additional equity or debt securities or the sale of real estate investments. In this regard, the Trust sold an industrial property located in Nashville, Tennessee for $4.8 million and will recognize a gain of approximately $1.4 million in the quarter ending February 28, 1995. The cost of new borrowings or issuances of equity capital will be measured against the anticipated yields of investments to be acquired with such funds. The purchase of additional properties in 1995 may require the use of funds from MGI's lines of credit, new borrowings, or the issuance of securities. MGI believes the combination of cash and investment securities, the value of MGI's unencumbered properties and other resources are sufficient to meet its short and long-term liquidity requirements.

RESULTS OF OPERATIONS
1994 COMPARED TO 1993

        Net income for 1994 of $14.5 million, or $1.26 per share, exceeded net income of $8.0 million, or $.75 per share, in 1993. Included in net income in 1994 was a net gain of $4.5 million, or $.39 per share, which resulted from the sale of real estate investments for an aggregate sales price of $25.2 million. Income before net gains increased 25% to $10.0 million for 1994, compared to $8.0 million in 1993. The increase in income before net gains when comparing 1994 to 1993 resulted principally from the increase in properties owned.

        Funds from operations in 1994 totaled $17.7 million, or $1.54 per share, compared to $15.0 million, or $1.42 per share, in 1993. MGI defines funds from operations as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring, sales of property and similar non-cash items, depreciation and amortization charges and equity method partnership losses. MGI believes funds from operations is an appropriate supplemental measure of operating performance. The change in funds from operations is attributable to the same factors that affected income before net gains with the exception of depreciation and amortization expense.

        A primary component of the change in income before net gains is property operating income which is defined as rental and other income less property operating expenses and real estate taxes. Property operating income increased by $4.2 million (20%) to $25.6 million in 1994 from $21.4 million in 1993. This increase is largely due to the 1993 and 1994 acquisitions which contributed $4.2 million and $1.1 million to the increase, respectively. These properties consist of seventeen industrial and two office buildings totaling over 1.9 million square feet (50% of the total non-residential portfolio) and are 97% leased as of November 30, 1994. Properties sold during 1994 reduced property operating income by less than $0.3 million. Property operating income for the balance of the portfolio, which the Trust owned as of the beginning of fiscal 1993, has increased by $0.2 million to $16.1 million without consideration of $1.0 million income received during 1993 in connection with the amendment and assignment of a lease at Yorkshire Plaza located in Aurora, Illinois.

        With respect to this group of properties, which the Trust owned throughout all of 1993 and 1994, apartment property operating income has improved by 6% largely due to increases in rental rates, with average occupancy at 94% for both 1993 and 1994. Industrial property operating income has improved 20% due to an increase in occupancy. Overall, average occupancy for all industrial properties owned has improved by 2% to 98% during 1994. The increases in property operating income from comparable apartment and industrial buildings are offset, however, by a $0.5 million decline from comparable office buildings. Average occupancy in office buildings has declined from 94% in 1993 to 88% in 1994, primarily due to increased average vacancy at the suburban Chicago, Illinois and Somerset, New Jersey buildings during 1994. Retail property operating income is largely unchanged, excluding the $1.0 million lease amendment income received in 1993, and average occupancy has increased modestly from 92% to 93% from 1993 to 1994.

        The $7.3 million increase in rental and other income in 1994 compared to 1993 was principally the result of $1.5 million from the properties acquired in 1994, $6.8 million due to the partial year ownership of properties acquired in 1993, offset by a decrease of $0.5 million due to the sale of properties in 1994 and a decrease of $0.5 million from the balance of the portfolio. Included in 1993 rental and other income, however, was $1.0 million of income received in connection with the lease amendment, mentioned above. Exclusive of this income, revenue in the group of properties which the Trust owned throughout all of 1993 and 1994 has increased $0.5 million. Rental income from the comparable portfolio of apartments and industrial buildings has increased while revenue in the office segment has declined due to factors similar to those affecting property operating income.

        The $2.0 million increase in property operating expenses and the $1.2 million increase in real estate taxes in 1994 as compared to 1993, reflect primarily (i) $0.2 million and $0.3 million, respectively, attributable to the properties acquired in 1994, (ii) $1.7 million and $0.9 million, respectively, due to the buildings acquired in 1993 and (iii) $0.2 million and $0.1 million, respectively, from the balance of the portfolio, which are offset by the decreases of $0.1 million and $0.1 million, respectively, due to buildings sold in 1994. The $0.7 million increase in depreciation and amortization expense for 1994 when compared to 1993 was mostly due to partial year ownership of the properties acquired in 1994 and 1993.

        Three additional factors also contributed to the change in income before net gains and funds from operations when 1994 is compared to 1993. Interest income in 1994 reflects a decrease in the average outstanding balance of short-term investments. General and administrative expenses increased in 1994 primarily reflecting an increase in personnel and shareholder-related items. Interest expense increased reflecting a higher average level of debt outstanding.

        At November 30, 1994, scheduled 1995 lease expirations for non-residential space approximates 433,000 square feet, or 11% of the entire commercial portfolio, which is similar to the percentage of scheduled expiration for fiscal 1994. Of these scheduled expirations, 319,000 square feet is industrial space, 75,000 square feet is office and 39,000 square feet is retail. During 1994, the Trust signed leases totaling 530,000 square feet with lease commencement dates in 1994 and 1995.

1993 COMPARED TO 1992

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

        The $1.6 million decrease in mortgage interest income in 1993 is due the reclassification of the Metairie, Louisiana investment to real estate owned and the acquisition by MGI of the four properties that secured a $6.6 million MGI wrap-around mortgage loan. Three additional factors also contributed to the increase in income before net gains and funds from operations when 1993 is compared to 1992. Interest income in 1993 reflects a decrease in the average outstanding balance of short-term investments and lower interest rates. General and administrative expenses increased in 1993 primarily reflecting an increase in personnel. Lower average levels of debt outstanding, combined with lower interest rates on variable rate debt, resulted in deceased interest expense of $0.5 million when 1993 is compared to 1992.

        Real estate investments and operations are subject to a number of factors, including changes in general economic climate, local conditions (such as an oversupply of space, a decline in effective rents or a reduction in the demand for real estate), competition from other available space, the ability of the owner to provide adequate maintenance, to fund capital and tenant improvements required to maintain market position and control of operating costs. In certain markets in which the Trust owns real estate, overbuilding and local or national economic conditions have combined to produce lower effective rents and/or longer absorption periods for vacant space. As the Trust re-leases space, certain effective rents may be less than those earned previously. Management believes its diversification by region and property type reduces the risks associated with these factors and enhances opportunities for cash flow growth and capital gains potential, although there can be no assurance thereof.

        During the past three fiscal years, the impact of inflation on MGI's operations and investment activity has not been significant.


Item 8.  Financial Statements and Supplementary Data.

        The financial statements and supplementary data are included under Item 14 of this Report.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

        None.

                                    PART III

        The information required by Items 10, 11, 12 and 13 of this Part III has been omitted from this Report since the Registrant intends to file with the Securities and Exchange Commission a definitive proxy statement which involves the election of Trustees not later than 120 days after the close of the Registrant's last fiscal year.

                                    PART IV

Item 14.       Exhibits, Financial Statement Schedules
               and Reports on Form 8-K.

               (a)  1.  CONSOLIDATED FINANCIAL STATEMENTS

INDEX

Independent Auditors' Report
Financial Statements:
        Consolidated Balance Sheets, November 30, 1994 and 1993
        Consolidated Statements of Earnings, Years ended
           November 30, 1994, 1993 and 1992
        Consolidated Statements of Changes in Shareholders' Equity, Years ended November 30, 1994, 1993 and 1992
        Consolidated Statements of Cash Flows,
           Years ended November 30, 1994, 1993 and 1992
        Notes to Consolidated Financial Statements

           2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Schedules (as of or for the year ended November 30, 1994):
        Schedule XI, Real Estate and Accumulated Depreciation
        Schedule XII, Mortgage and other Loans on Real Estate

Exhibit XI - Computation of Net Income Per Share Assuming Full
                 Dilution
Exhibit XXVII - Financial Data Schedule for year ended November 30, 1994
                (EDGAR filing only)

Other schedules are omitted for the reasons that they are not required, are not applicable, or the required information is set forth in the financial statements or notes thereto.

           3.  EXHIBITS

                                                            Sequentially
                                                            Numbered Page

3(a) Second Amended and Restated Declaration of Trust, incorporated by reference to Exhibit 3 of the Trust's Annual Report on Form 10-K for the fiscal year ended November 30, 1981 (the "1981 10-K").

(b) Certificate of First Amendment of Second Amended and Restated Declaration of Trust, incorporated by reference to Exhibit 3 of the 1981 10-K.

                                                            Sequentially
                                                            Numbered Page
(c) Certificate of Second Amendment of Second Amended and Restated Declaration of Trust, incorporated by reference to the Trust's Report on Form 8-K, filed on January 13, 1983.

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

(i) Certificate of Eighth Amendment of Second Amended and Restated Declaration of Trust, dated March 27, 1989, incorporated by reference to Exhibit 3(i) of the Trust's Annual Report on Form 10-K for the fiscal year ended November 30, 1989 (the "1989 10-K").

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

(d)        Amendment to MGI Properties' 1982 Incentive Stock
           Option Plan for Key Employees, dated as of December 19, 1989, incorporated by reference to
           Exhibit 10(d) of the 1989 10-K.

(e)        Amendment to MGI Properties' 1982 Stock Option
           Plan for Trustees, dated as of December 19, 1989, incorporated by reference to Exhibit 10(e) of the 1989 10-K.

(f) Amendment to MGI Properties' 1988 Stock Option and Stock Appreciation Rights Plan for Key
           Employees, dated as of December 19, 1989, incorporated by reference to Exhibit 10(f) of the 1989 10-K.

(g)        Amendment to MGI Properties' 1988 Stock Option
           Plan for Trustees, dated as of December 19, 1989, incorporated by reference to Exhibit 10(g) of the 1989 10-K.

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

(s)        MGI Properties 1994 Stock Option and Stock
           Appreciation Rights Plan for Key Employees and
           Trustees incorporated by reference to the Trust's
           Definitive Proxy Statement, dated February 18,
           1994.

(t) The Dividend Reinvestment and Share Purchase Plan of MGI Properties incorporated by reference to the Trust's Report on Form S-3, filed on July 1,
           1994.

11         Computation of Net Income Per Share, Assuming
           Full Dilution, included under Item 14 of this Report.

24         Auditors' consent
             (b)    REPORTS ON FORM 8-K:

               No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended November 30, 1994.
                           -------------------------

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

Dated:  January 31, 1995
                                               MGI PROPERTIES
                                               (Registrant)


                                               By: /s/ W. Pearce Coues

                                                   W. Pearce Coues, Chairman
                                                   of the Board of Trustees

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                             Title                          Date

/s/ W. Pearce Coues
_________________       Chairman of the Board of Trustees       January 31, 1995
W. Pearce Coues         and Chief Executive Officer


/s/ Phillip C. Vitali
_________________       Principal Financial Officer             January 31, 1995
Phillip C. Vitali


/s/ David P. Morency
_________________       Principal Accounting Officer            January 31, 1995
David P. Morency


/s/ Herbert D. Conant
_________________                     Trustee                   January 31, 1995
Herbert D. Conant


/s/ Francis P. Gunning
_________________                     Trustee                   January 31, 1995
Francis P. Gunning


/s/ Colin C. Hampton
_________________                     Trustee                   January 31, 1995
Colin C. Hampton


/s/ George M. Lovejoy, Jr.
_________________                     Trustee                   January 31, 1995
George M. Lovejoy, Jr.


/s/ Rodger P. Nordblom
_________________                     Trustee                   January 31, 1995
Rodger P. Nordblom

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                   ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS
                               November 30, 1994

                                 MGI PROPERTIES

                                 MGI PROPERTIES

            Index to Consolidated Financial Statements and Schedules


                                                             Page

Independent Auditors' Report                                          1

Financial Statements:
    Consolidated Balance Sheets,
       November 30, 1994 and 1993                                     2
    Consolidated Statements of Earnings,
       Years ended November 30, 1994, 1993 and 1992                   3
    Consolidated Statements of Cash Flows,
       Years ended November 30, 1994, 1993 and 1992                   4
    Consolidated Statements of Changes in Shareholders' Equity,
       Years ended November 30, 1994, 1993 and 1992                   5
    Notes to Consolidated Financial Statements                     6-11


Schedules (as of or for the year ended November 30, 1994):
    Schedule XI - Real Estate and Accumulated Depreciation
    Schedule XII - Mortgage and Other Loans on Real Estate

Exhibit XI - Computation of Net Income Per Share, Assuming Full Dilution
Exhibit XXVII - Financial Data Schedule for year ended November 30, 1994
                (EDGAR filing only)


Other schedules are omitted as they are not required, are not applicable, or the required information is set forth in the consolidated financial statements or notes thereto.

Independent Auditors Report

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MGI Properties and subsidiaries as of November 30, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 1994 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
                                         (Signature of KPMG Peat Marwick LLP)
                                          KPMG Peat Marwick LLP

Boston, Massachusetts
December 30, 1994

                                         MGI PROPERTIES

                                    Consolidated Balance Sheets

                                    November 30, 1994 and 1993

                   Assets                                          1994             1993
Real estate, at cost (notes 2, 3 and 4)                   $ 267,530,000    $ 258,663,000
Accumulated depreciation and amortization                   (32,029,000)     (29,992,000)
            Net investments in real estate                  235,501,000      228,671,000

Cash                                                          1,774,000        1,564,000
Short-term investments, at cost, which approximates
    market value (note 4)                                    11,118,000       10,252,000
U.S. Government securities, at cost, which approximates
    market value (note 4)                                       629,000          837,000
Other assets                                                  7,013,000        5,376,000

                                                          $ 256,035,000    $ 246,700,000

    Liabilities and Shareholders' Equity

Liabilities:
    Mortgage and other loans payable (note 4)             $  70,954,000    $  66,949,000
    Other liabilities                                         5,286,000        5,012,000
            Total liabilities                                76,240,000       71,961,000

Deferred gain (note 2)                                        3,700,000        3,700,000

Commitments (note 2)

Shareholders' equity (notes 5 and 6):
    Preferred shares - $1 par value: 2,000,000
       shares authorized; none issued                              --               --
    Common shares - $1 par value:  17,500,000 shares
       authorized; 11,465,842 issued (11,448,152 at
       November 30, 1993)                                    11,466,000       11,448,000
    Additional paid-in capital                              165,921,000      165,673,000
    Distributions in excess of net income                    (1,292,000)      (5,935,000)
                                                            176,095,000      171,186,000
    At November 30, 1993, 14,431 shares in treasury,
       at cost                                                     --           (147,000)
            Total shareholders' equity                      176,095,000      171,039,000

                                                          $ 256,035,000    $ 246,700,000


See accompanying notes to consolidated financial statements.

                                          MGI PROPERTIES

                                Consolidated Statements of Earnings


                                                                Year ended November 30,
                                                           1994          1993          1992

Income:
    Rental and other income                         $43,422,000   $36,094,000   $27,928,000
    Interest on mortgage loans                             --          54,000     1,686,000
    Interest on investment securities                   394,000       659,000       916,000
    Other                                                64,000        91,000        59,000

            Total income                             43,880,000    36,898,000    30,589,000

Expenses:
    Property operating expenses                      12,437,000    10,457,000     8,089,000
    Real estate taxes                                 5,417,000     4,247,000     3,353,000
    Depreciation and amortization                     7,654,000     6,987,000     5,996,000
    Interest                                          5,781,000     5,059,000     5,511,000
    General and administrative                        2,580,000     2,191,000     2,036,000

            Total expenses                           33,869,000    28,941,000    24,985,000

            Income before net gains                  10,011,000     7,957,000     5,604,000

Net gains (note 2)                                    4,480,000          --       1,644,000

            Net income                              $14,491,000   $ 7,957,000   $ 7,248,000

Per share data:
    Income before net gains                         $       .87   $       .75   $       .60
    Net gains                                               .39          --             .17

            Net income                              $      1.26   $       .75   $       .77

Weighted average shares outstanding                  11,450,451    10,574,104     9,402,476


See accompanying notes to consolidated financial statements.

                                             MGI PROPERTIES

                                 Consolidated Statements of Cash Flows

                                                                   Year ended November 30,
                                                             1994           1993           1992
Cash flows from operating activities:
   Net income                                        $ 14,491,000   $  7,957,000   $  7,248,000
   Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization                   7,654,000      6,987,000      5,996,000
        Net gains                                      (4,480,000)          --       (1,644,000)
        Equity in losses of partnerships                     --           45,000         90,000
        Other                                            (959,000)       803,000        903,000
              Net cash provided by operating
                activities                             16,706,000     15,792,000     12,593,000

Cash flows from investing activities:
   Acquisitions of real estate                        (31,786,000)   (40,963,000)    (6,005,000)
   Additions to real estate                            (3,208,000)    (2,672,000)    (2,471,000)
   Net proceeds from sales of real estate interests    15,020,000           --       18,773,000
   Cash distributions from real estate partnership        100,000           --             --
   Additions and advances on mortgage loans
      receivable                                             --          (79,000)      (235,000)
   Decrease in U.S. Government securities, net            208,000        780,000        625,000
   Other                                                 (116,000)       (85,000)       154,000
              Net cash provided by (used in)
                investing activities                  (19,782,000)   (43,019,000)    10,841,000

Cash flows from financing activities:
   Proceeds from sale of common shares, net                41,000     25,640,000           --
   Repayment of mortgage and other loans payable      (10,439,000)    (7,688,000)    (7,227,000)
   Additions to mortgage and other loans payable       24,188,000     13,338,000           --
   Cash distributions paid                             (9,828,000)    (8,460,000)    (7,523,000)
   Stock option transactions                              190,000         82,000        115,000
              Net cash provided by (used in)
                financing activities                    4,152,000     22,912,000    (14,635,000)

              Net increase (decrease) in cash and
                short-term investments                  1,076,000     (4,315,000)     8,799,000

Cash and cash equivalents:
   Beginning of year                                   11,816,000     16,131,000      7,332,000

   End of year                                       $ 12,892,000   $ 11,816,000   $ 16,131,000


 See accompanying notes to consolidated financial statements.


                                                               MGI PROPERTIES

                                          Consolidated Statements of Changes in Shareholders' Equity

                                    Number                         Additional      Distributions                        Total
                                   of common        Common           paid-in       in excess of       Treasury      shareholders'
                                 shares issued      shares           capital        net income         shares          equity

Balance at November 30, 1991       9,448,152     $ 9,448,000      $142,089,000      $(5,157,000)     $(507,000)     $145,873,000

    Net income                         -               -                 -            7,248,000           -            7,248,000
    Distributions (note 6)             -               -                 -           (7,523,000)          -           (7,523,000)
    Options exercised and other        -               -               (29,000)           -            179,000           150,000

 Balance at November 30, 1992      9,448,152       9,448,000       142,060,000      ( 5,432,000)      (328,000)      145,748,000

    Net income                         -               -                 -            7,957,000           -            7,957,000
    Sale of common shares          2,000,000       2,000,000        23,640,000            -               -           25,640,000
    Distributions (note 6)             -               -                 -           (8,460,000)          -           (8,460,000)
    Options exercised and other        -               -               (27,000)           -            181,000           154,000

 Balance at November 30, 1993     11,448,152      11,448,000       165,673,000       (5,935,000)      (147,000)      171,039,000

    Net income                         -               -                 -           14,491,000           -           14,491,000
    Dividend reinvestment and
       share purchase plan
       (note 5)                        4,121           4,000            57,000            -               -               61,000
    Distributions (note 6)             -               -                 -           (9,848,000)          -           (9,848,000)
    Options exercised and other       13,569          14,000           191,000            -            147,000           352,000

 Balance at November 30, 1994     11,465,842     $11,466,000      $165,921,000      $(1,292,000)     $    -         $176,095,000


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

     (d) Depreciation and Amortization
        Real estate investments, excluding land costs, are depreciated using the straight-line method over estimated useful lives of 20 to 40 years. Tenant improvements are amortized over the shorter of their estimated useful lives or lease terms ranging from 2 to 10 years. Equipment is depreciated over a range from 5 to 20 years. Maintenance and repairs are charged to expense as incurred; major improvements are capitalized.

     (e) Statements of Cash Flows
        For purposes of the statements of cash flows, all short-term investments with a maturity, at date of purchase, of three months or less are considered to be cash equivalents.

        During 1994, the Trust sold seven industrial properties for $14.9 million in a single transaction. The properties were secured by a $10.2 million loan payable which was assigned to the purchaser at closing. Only the cash portion of the sale is reflected in the accompanying consolidated statement of cash flows.

        Cash interest payments of $5.8 million, $5.3 million and $5.5 million were made for the years ended November 30, 1994, 1993 and 1992, respectively.

     (f) Fair Value of Financial Instruments
        The Trust estimated the fair values of its financial instruments at November 30, 1994 using dis-counted cash flow analysis and quoted market prices. Such financial instruments include short-term investments, U.S. Government securities, mortgage and other loans payable and mortgage notes receivable which were received in connection with transactions not qualifying as sales for financial accounting purposes and accordingly not reflected in the TrustOs consolidated balance sheet. The excess of the aggregate fair value of the TrustOs financial instruments over their aggregate carrying amounts is not material.

     (g) Net Income Per Share
        Net income per share is computed based on the weighted average number of common shares outstanding.
                                                                     (Continued)

                                 MGI PROPERTIES

                   Notes to Consolidated Financial Statements


 (2) Investments

     (a) Real Estate
     A summary of real estate investments follows:

                                                        Accumulated
                                         Buildings     depreciation
       Type of                              and             and              Net carrying amount
     Investment            Land        improvements    amortization         1994            1993

     Industrial        $15,583,000     $ 56,805,000     $ 3,067,000    $ 69,321,000    $ 57,304,000
     Apartment          10,831,000       60,503,000      13,957,000      57,377,000      64,030,000
     Office             12,461,000       52,268,000       9,397,000      55,332,000      56,559,000
     Retail             19,110,000       34,258,000       5,608,000      47,760,000      48,635,000
     Retail -
        Construction
        in Progress          -                -               -           5,470,000           -
     Partnership             -                -               -             241,000       2,143,000
                       $57,985,000     $203,834,000     $32,029,000    $235,501,000    $228,671,000

     A discussion of certain real estate investments follows:

     In October 1994, the Trust signed a commitment to acquire a newly constructed department store of approximately 100,000 square feet located in Peabody, Massachusetts for a price of $11.1 million. The facility, now under construction, is being funded by the Trust subject to a construction loan agreement which requires interest at 9% per annum and is secured by a first mortgage, an assignment of the lease and guarantees of the borrower. Additionally, the tenant has guaranteed the completion of construction and the funding of cost overruns exceeding a specified dollar amount. The building is leased in its entirety to Bradlees, a NYSE company, subject to a twenty-year net lease. The purchase of the building is expected to occur in mid 1995 upon satisfactory completion of construction. The construction loan is reflected as an investment in real estate for financial reporting purposes.

     In 1982, the Trust sold its investment in a Michigan apartment complex and received a $15.5 million purchase money mortgage in a transaction that did not meet the conditions for a completed sale for financial accounting purposes. The loan, which matures in February 1995, has an interest rate of 7% and provides for the Trust to receive at least 50% but not more than 60% of the shared appreciation value in excess of the outstanding note balance. In addition, the Trust has a 35% ownership interest, direct and indirect, in the partnership owning this complex. The Trust's purchase option expires in February 1995 and allows it to obtain a maximum equity interest of 67.5%. At November 30, 1994, the Trust carried this asset as a real estate investment at a net carrying value of $7.3 million, which excludes the gain from the sale.

                                                                     (Continued)

                                 MGI PROPERTIES

                   Notes to Consolidated Financial Statements


     At November 30, 1992, the Trust began to account for its loan on a Metairie, Louisiana apartment complex as real estate owned. The Trust had been recognizing interest income ($1.1 million in 1992) on the related mortgage loan as received. During 1994 and 1993, the Trust has recognized property income and expenses as if it owned the property. For tax purposes, at November 30, 1994, this investment is reflected as a $14.1 million, 8.5% mortgage loan receivable.

     With respect to a San Bruno, California partnership investment, the Trust is entitled to receive 50% of property cash flow and residuals through a 2% limited partnership interest (carrying value of $225,000) and has an option to increase its equity interest. In addition, the Trust has a loan receivable from the partnership with a $3.1 million tax basis. Such loan is not recorded in the accompanying financial statements.

     (b) Net Gains
     In 1994, the Trust sold nine properties and one real estate partnership interest with an aggregate net carrying value of $20.7 million for an aggregate net sales price of $25.2 million resulting in gains totalling $4.5 million.

     In 1992, the Trust recognized a gain of $3.7 million and deferred an additional gain of $3.7 million, which was effectuated by the December 1991 repayment of approximately $18.8 million of financing it had provided to the partnership owning the San Bruno, California apartment complex. Prior to the completion of the December 1991 transaction, a 1976 sale had not met the conditions for a completed sale and the Trust carried this property as a real estate investment for financial accounting purposes. In addition, in 1992, the Trust recognized a $2.1 million write-down of the Metairie, Louisiana investment discussed above.

(3) Leases

     All leases relating to real estate investments are operating leases;
        accordingly, rental income is reported when earned.

     Future minimum lease payments on noncancelable operating leases at commercial properties at November 30, 1994 are: $23.7 million in 1995, $21.4 million in 1996, $17.7 million in 1997, $13.5 million in 1998,
        $10.0 million in 1999, and $30.5 million thereafter.

     The above amounts do not include contingent rental income which is received under certain leases based upon tenant sales, ad valorem taxes, property operating expenses and/or costs to maintain common areas. Contingent rental income was $5.4 million in 1994, $3.4 million in 1993 and $2.6 million in 1992.

     Operating leases on apartments generally have a term of one year or less.

                                                                     (Continued)

                                 MGI PROPERTIES

                   Notes to Consolidated Financial Statements
(4) Mortgage and Other Loans Payable
     Mortgage and other loans payable at November 30 follow:

                                                                            1994              1993

    Mortgage loans, maturing 1996 through 2014,
        at effective interest rates
        ranging from 7.58% to 9.5%, net of
        unamortized discount of $31,000 in 1993                  $    52,224,000   $    49,918,000

     Mortgage loan, maturing in September 1999 at
        an effective variable interest
        rate, 7.81% and 5.25% at November 30,
        1994 and 1993, respectively                                   10,884,000        11,185,000

     Housing revenue bond, maturing 2007, at 5.40% and
        4.28% at November 30, 1994 and 1993, respectively              5,750,000         5,750,000

     Amount outstanding under line of credit,
        maturing in June 1996, at a
        variable interest rate, 8.5%, at
        November 30, 1994                                              2,000,000             -

     Other, maturing 1995, at 7.50%                                       96,000            96,000

                                                                 $    70,954,000   $    66,949,000

     Weighted average interest rate                                      8.48%             8.52%

     These loans payable are nonrecourse and are collateralized by certain real estate investments having a net carrying value of $119.6 million and the Trust's guarantee of $4.5 million. Loans require monthly principal amortization and/or a balloon payment at maturity.

     The Trust has lines of credit of $10.0 million and $15.0 million maturing
        September 1996 and June 1996, respectively. Both credit agreements contain restrictive covenants which, among other things, require the Trust to maintain certain financial ratios and restrict the incurrence of certain indebtedness and the making of certain investments. Borrowings under the lines are secured by mortgage and security interests in real estate and are subject to a variable interest rate. A fee in the amount of .25% per annum is charged on the unused amounts.

     The housing revenue bond is tax exempt and is secured by real estate having a net carrying value of $4.9 million. The bond is also secured by a letter of credit which is collateralized by $3.2 million of short-term investments and U.S. Government securities. The Trust has also guaranteed $3.0 million of the debt. The base interest rate floats weekly and was 3.5% at November 30, 1994 (an effective interest rate of 5.4% due to the payment of fees).

     Principal payments on mortgage and other loans payable due in the next five years and thereafter are as follows: $1.5 million in 1995, $13.5 million in 1996, $17.3 million in 1997, $1.4 million in 1998, $10.5 million in 1999, and $26.8 million thereafter.

(5) Shareholders' Equity

     (a) Stock Option Plans
        At the 1994 annual meeting, shareholders ratified the 1994 Employee Stock Option and Stock Appreciation Rights Plan and the 1994 Trustees' Stock Option Plan.
                                                                     (Continued)

                                 MGI PROPERTIES

                   Notes to Consolidated Financial Statements


     Under the Trust's 1988 and 1994 stock option plans for key employees and Trustees (the "Plans"), incentive stock options with or without stock appreciation rights or nonqualified options and related stock appreciation rights may be granted to employees, and nonqualified options may be granted to Trustees. Under the Plans, options may be granted at an exercise price not less than fair market value of the Trust's common shares on the date of grant. Changes in options outstanding during the years ended November 30 were as follows:

                                           1994       1993       1992

        Balance at beginning of year    464,532    467,000    433,000
        Granted                         101,000     24,000     49,000
        Exercised                       (15,900)   (14,468)   (15,000)
        Expired                            --      (12,000)      --
        Balance at end of year          549,632    464,532    467,000
        Shares available for granting
          future options                590,325    121,325    140,000

     The weighted average exercise price per option at November 30, 1994, 1993 and 1992 was $12.62, $12.16 and $11.88, respectively. The shares reserved expire by April 2004 and all outstanding options expire by April 2004. Subsequent to November 30, 1994, 112,000 options were granted, of which half are currently exercisable and half are exercisable in December 1995. All other options outstanding are currently exercisable.

    (b) Shareholder Rights Plan

        On June 21, 1989, the Board of Trustees adopted a shareholder rights plan. Under this plan, one right was attached to each outstanding common share on July 5, 1989, and one right will be attached to each share issued thereafter. Each right entitles the holder to purchase, under certain conditions, one one-hundredth of a share of Series A participating preferred stock for $60. The rights may also, under certain conditions, entitle the holders to receive common shares of the Trust, common shares of an entity acquiring the Trust, or other consideration, each having a value equal to twice the exercise price of each right ($120). One hundred fifty thousand preferred shares have been designated as Series A participating preferred shares and are reserved for issuance under the shareholder rights plan. The rights are redeemable by the Trust at a price of $.01 per right. If not exercised or redeemed, all rights expire in July 1999.

     (c) Dividend Reinvestment and Share Purchase Plan

        Effective August 1994, a Dividend Reinvestment and Share Purchase Plan was implemented. Under this plan, shareholders of record who own 100 shares or more will have the option of electing to receive, in full or in part, dividends in the form of MGI shares in lieu of cash. The price of shares purchased with reinvested dividends will be at a 3% discount in the case of newly issued shares. If MGI purchases shares in the open market for the plan, the price for such shares will be 100% of the average purchase price paid. Participants in the plan may make additional cash purchases of shares at the same price as shares purchased through the reinvestment of dividends.

     (d) Common Stock Offering

        In May 1993 the Trust sold 2,000,000 shares of common stock in a public offering for a price of $13.785 per share. The Trust received net proceeds of $25.6 million after the underwriting discount and offering costs. (Continued)

                                 MGI PROPERTIES

                   Notes to Consolidated Financial Statements

 (6) Cash Distributions and Federal Income Taxes

     The difference between taxable income and net income reported in the consolidated financial statements is due principally to reporting certain gains for tax purposes under the installment method, use of net operating loss carryforwards available and differences in depreciation and in the basis of real estate sold as reported for tax and financial statement purposes.

     The Trust made cash distributions of ordinary income and capital gains of $.86 per share ($9.8 million) in 1994, and cash distributions of ordinary income of $.81 per share ($8.5 million) in 1993 and $.80 per share ($7.5 million) in 1992.

     On December 15, 1994, the Trust declared a dividend of $.22 per share payable on January 11, 1995 to shareholders of record on January 3, 1995.

(7) Subsequent Events

     In December 1994, the Trust sold an industrial property located in Nashville, Tennessee for $4.8 million and will recognize a gain of approximately $1.4 million in the first quarter ending February 28, 1995.

     In December 1994, the Trust acquired a 38,000 square foot office building located in Boston, Massachusetts for a price of $1.8 million. The building is 100% occupied.

(8) Quarterly Financial Information (Unaudited)

      Quarterly results of operations for the years ended November 30, 1994 and 1993 follow:

                                                    Quarter Ended
      1994                  February 28         May 31       August 31      November 30

Total income                $10,816,000     $10,953,000     $11,117,000     $10,994,000
Total expenses              $ 8,369,000     $ 8,573,000     $ 8,530,000     $ 8,397,000
Income before net gains     $ 2,447,000     $ 2,380,000     $ 2,587,000     $ 2,597,000
Net gains                   $   450,000            --       $ 2,700,000     $ 1,330,000
Net income                  $ 2,897,000     $ 2,380,000     $ 5,287,000     $ 3,927,000
Net income per share        $       .25     $       .21     $       .46     $       .34

                                                    Quarter Ended
                            February 28(a)       May 31       August 31     November 30
     1993
Total income (a)            $ 9,093,000     $ 8,285,000     $ 9,339,000     $10,181,000
Total expenses              $ 6,710,000     $ 7,041,000     $ 7,413,000     $ 7,777,000
Net income                  $ 2,383,000     $ 1,244,000     $ 1,926,000     $ 2,404,000
Net income per share        $       .25     $       .12     $       .17     $       .21

     (a)Results for the quarter ended February 28, 1993 include a $1.0 million fee ($.10 per share) for the assignment and amendment of a lease.

                                  Schedule XI
                                 MGI PROPERTIES

                    Real Estate and Accumulated Depreciation

                               November 30, 1994

                                                                                                   Costs
                                                                    Initial cost                capitalized
                                                                            Building and       subsequent to
               Description            Encumbrances               Land       improvements         acquisition
 Apartments
     Harrison Township, MI          $          -      $       700,000   $      1,948,000    $    9,522,000
     Tampa, FL                            4,803,000         1,850,000          7,009,000           744,000
     Tampa, FL                            5,750,000         1,178,000          4,466,000           131,000
     Bloomfield Hills, MI                11,357,000         4,325,000         12,126,000         2,082,000
     Laurel, MD                           7,402,000           613,000         12,722,000           210,000
     Metairie, LA                              -            2,140,000          8,860,000           683,000
     Mount Clemens, MI                         -               25,000               -                 -
 Retail
     Hagerstown, MD                            -              364,000          1,459,000              -
     Nashville, TE                             -            1,570,000          2,655,000           485,000
     Baltimore, MD                        3,754,000         2,000,000          5,710,000            69,000
     Tampa, FL                            5,371,000         2,600,000          6,540,000           470,000
     Aurora, IL                          16,383,000        12,576,000         15,372,000         1,498,000
 Office Buildings
     Charlotte, NC                             -              150,000            933,000           105,000
     Naperville, IL                            -            1,400,000          3,318,000         1,213,000
     Greenville, SC                            -              246,000          2,490,000           255,000
     Greenville, SC                            -              213,000          1,647,000           627,000
     Ann Arbor, MI                             -              686,000          5,618,000           650,000
     Tampa, FL                                 -            2,667,000          8,980,000           188,000
     Somerset, NJ                              -            3,264,000         13,379,000           750,000
     Boston, MA                           1,100,000         1,730,000          6,925,000            42,000
     Framingham, MA                         900,000         2,105,000          5,109,000            39,000
 Industrial Properties
     N. Charleston, SC                         -              300,000          2,738,000            40,000
     Blue Ash, OH                              -              176,000            549,000            78,000
     Blue Ash, OH                              -              129,000            398,000           101,000
     St. Louis, MI                             -              218,000          1,171,000           306,000
     St. Louis, MI                             -              360,000          1,337,000            66,000
     Nashville, TN                             -              675,000          2,756,000            54,000
     Bedford, MA                               -              512,000          2,062,000            33,000
     St. Louis, MI                             -              570,000          1,695,000            13,000
     St. Louis, MI                          220,000           613,000          1,347,000            34,000
     St. Louis, MI                             -              300,000          1,321,000              -
     St. Louis, MI                             -              500,000            708,000              -
     Wilmington, MA                       4,818,000         2,390,000          4,638,000            64,000
     Billerica, MA                             -              376,000          1,749,000            68,000
     Wilmington, MA                            -            1,394,000          3,208,000              -
     Bedford, MA                               -              662,000          1,585,000              -
     Andover, MA                          4,860,000         1,441,000          5,799,000             5,000
     Westwood, MA                              -              548,000            967,000            18,000
     Billerica, MA                             -              752,000          3,611,000              -
     Billerica, MA                             -              420,000          1,652,000              -
     Andover, MA                          4,140,000         1,185,000          5,307,000              -
     Chelmsford, MA                            -              354,000          1,567,000              -
     Wilmington, MA                            -              501,000          2,013,000              -
     St. Louis, MO                             -              526,000          3,617,000              -
     Billerica, MA                             -              681,000          4,130,000              -

                                    $    70,858,000   $    57,985,000   $    183,191,000    $   20,643,000

                                         Gross amounts at which
                                        carried at close of period              Accumulated
                                                Building                       depreciation
                                                  and                               and          Date      Depreciable
    Description                 Land          improvements       Total          amortization   acquired    life (years)
 Apartments
     Harrison Township, MI     $ 700,000   $ 11,470,000       $ 12,170,000       $ 4,880,000       11/74        40
     Tampa, FL                 1,850,000      7,753,000          9,603,000         1,737,000       10/86        40
     Tampa, FL                 1,178,000      4,597,000          5,775,000           827,000       3/88         40
     Bloomfield Hills, MI      4,325,000     14,208,000         18,533,000         3,723,000       1/89         40
     Laurel, MD                  613,000     12,932,000         13,545,000         1,853,000       9/90         40
     Metairie, LA              2,140,000      9,543,000         11,683,000           937,000       11/92        20
     Mount Clemens, MI            25,000           -                25,000              -
 Retail
     Hagerstown, MD              364,000      1,459,000          1,823,000           363,000       12/84        40
     Nashville, TE             1,570,000      3,140,000          4,710,000           800,000       8/86         40
     Baltimore, MD             2,000,000      5,779,000          7,779,000         1,067,000       7/87         40
     Tampa, FL                 2,600,000      7,010,000          9,610,000         1,273,000       12/87        40
     Aurora, IL               12,576,000     16,870,000         29,446,000         2,105,000       5/90         40
 Office Buildings
     Charlotte, NC               150,000      1,038,000          1,188,000           301,000       1/85         40
     Naperville, IL            1,400,000      4,531,000          5,931,000         1,274,000       8/86         20
     Greenville, SC              246,000      2,745,000          2,991,000           770,000       11/86        20
     Greenville, SC              213,000      2,274,000          2,487,000           721,000       11/86        20
     Ann Arbor, MI               686,000      6,268,000          6,954,000         1,210,000       12/88        40
     Tampa, FL                 2,667,000      9,168,000         11,835,000         2,208,000       12/88        25
     Somerset, NJ              3,264,000     14,129,000         17,393,000         2,502,000       12/88        40
     Boston, MA                1,730,000      6,967,000          8,697,000           261,000       6/93         40
     Framingham, MA            2,105,000      5,148,000          7,253,000           150,000       9/93         40
 Industrial Properties
     N. Charleston, SC           300,000      2,778,000          3,078,000           696,000       12/84        40
     Blue Ash, OH                176,000        627,000            803,000           187,000       11/85        40
     Blue Ash, OH                129,000        499,000            628,000           132,000       11/85        40
     St. Louis, MI               218,000      1,477,000          1,695,000           344,000       12/86        40
     St. Louis, MI               360,000      1,403,000          1,763,000           305,000       5/87         40
     Nashville, TN               675,000      2,810,000          3,485,000           170,000       6/92         40
     Bedford, MA                 512,000      2,095,000          2,607,000           124,000       10/92        40
     St. Louis, MI               570,000      1,708,000          2,278,000            93,000       12/92        40
     St. Louis, MI               613,000      1,381,000          1,994,000            68,000       12/92        40
     St. Louis, MI               300,000      1,321,000          1,621,000            72,000       12/92        40
     St. Louis, MI               500,000        708,000          1,208,000            39,000       12/92        40
     Wilmington, MA            2,390,000      4,702,000          7,092,000           187,000       5/93         40
     Billerica, MA               376,000      1,817,000          2,193,000            81,000       7/93         40
     Wilmington, MA            1,394,000      3,208,000          4,602,000           105,000       8/93         40
     Bedford, MA                 662,000      1,585,000          2,247,000            43,000       11/93        40
     Andover, MA               1,441,000      5,804,000          7,245,000           151,000       11/93        40
     Westwood, MA                548,000        985,000          1,533,000            38,000       11/93        40
     Billerica, MA               752,000      3,611,000          4,363,000            90,000       12/93        40
     Billerica, MA               420,000      1,652,000          2,072,000            41,000       12/93        40
     Andover, MA               1,185,000      5,307,000          6,492,000            77,000       4/94         40
     Chelmsford, MA              354,000      1,567,000          1,921,000             3,000       11/94        40
     Wilmington, MA              501,000      2,013,000          2,514,000             4,000       11/94        40
     St. Louis, MO               526,000      3,617,000          4,143,000             8,000       11/94        40
     Billerica, MA               681,000      4,130,000          4,811,000             9,000       11/94        40

                             $57,985,000   $203,834,000        261,819,000       $32,029,000
 Construction in Progress
     Peabody, MA                                                 5,470,000

 Partnerships
     San Bruno, CA                                                 225,000
     Washington, D.C.                                               16,000
                                                              $267,530,000


Schedule XI
(Continued)
                                 MGI PROPERTIES

                    Real Estate and Accumulated Depreciation

                  Years ended November 30, 1994, 1993 and 1992


A summary of real estate investments and accumulated depreciation and amortization for the three years ended November 30 follows:

Real Estate Investments

                                                    1994            1993            1992
Balance at beginning of year               $ 258,663,000   $ 209,905,000   $ 208,011,000

    Add:
       Investments                            31,786,000      47,692,000       6,005,000
       Improvements                            3,208,000       2,672,000       2,471,000
       Reclassification from mortgage
         loans                                      --              --        11,000,000
                                             293,657,000     260,269,000     227,487,000
    Deduct:
       Real estate dispositions              (24,312,000)           --       (16,935,000)
       Other                                  (1,815,000)     (1,606,000)       (647,000)

Balance at end of year                     $ 267,530,000   $ 258,663,000   $ 209,905,000

Accumulated Depreciation and Amortization

Balance at beginning of year               $  29,992,000   $  24,583,000   $  25,785,000

    Add:
       Depreciation and amortization           7,638,000       6,969,000       5,968,000

    Deduct:
       Real estate dispositions               (3,920,000)           --        (6,614,000)
       Other                                  (1,681,000)     (1,560,000)       (556,000)

Balance at end of year                     $  32,029,000   $  29,992,000   $  24,583,000

The aggregate cost for Federal income tax purposes of the above investments at November 30, 1994 is approximately $274.2 million.

Refer to Note 1 regarding the Trust's accounting policies on real estate investments and depreciation and amortization.

                                  Schedule XII

                                 MGI PROPERTIES

                    Mortgage and Other Loans on Real Estate

                  Years ended November 30, 1994, 1993 and 1992


A summary of mortgage and other loan activity for the years ended November 30 follows:
                                          1994         1993            1992

Balance at beginning of year          $ --     $ 5,880,000 (a)   $19,764,000

      Add:
           Additions and advances       --          79,000           234,000
                                        --       5,959,000        19,998,000
      Less:
           Collection of principal      --            --             (17,000)
           Other principal reductions   --      (5,959,000)(a)   (14,101,000)(b)

Balance at end of year                $ --         $  --         $ 5,880,000 (a)

Notes:
      (a) The face value of this wrap-around mortgage loan was $6,613,000 and was carried net of four first mortgage loans. At November 30, 1992, the Trust had reached agreement with the borrower to purchase the four industrial properties securing this loan. The acquisition was completed on December 31, 1992.

      (b) The mortgage loan related to the Metairie, Louisiana apartment complex was reclassified to real estate owned for financial accounting purposes at November 30, 1992. See note 2 to the financial statements.

                                                   Exhibit XI

                                                 MGI PROPERTIES

                                        Computation of Net Income Per Share
                                               Assuming Full Dilution

                                                            Year ended November 30,

                                        1994           1993           1992             1991            1990
Income before net gains
   (losses)                     $  10,011,000   $    7,957,000   $    5,604,000   $    6,178,000   $    6,542,000

Net gains (losses)                  4,480,000             -           1,644,000             -            (360,000)

              Net income        $  14,491,000   $    7,957,000   $    7,248,000   $    6,178,000   $    6,182,000

Weighted average number of
   common shares outstanding       11,450,451       10,574,104        9,402,476        9,396,992        9,400,559

Additional number of share
   equivalents assuming
   exercise of options                 91,834           55,312           20,274           16,941             -

              Weighted average
                 number of shares
                 assuming full
                 dilution          11,542,285       10,629,416        9,422,750        9,413,933        9,400,559

Net income per share assuming
   full dilution:
      Income before net gains
        (losses)                         $.87             $.75             $.60             $.66             $.70

   Net gains (losses)                     .39                -              .17                -             (.04)

              Net income per share
                 assuming full
                 dilution               $1.26             $.75             $.77             $.66             $.66