Form 10-Q
period 1995-02-28
MGI PROPERTIES
filed 1995-04-13
CIK 68330

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



For the Period Ended: February 28, 1995           Commission File Number:1-6833

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

                             Yes X     No


Common shares outstanding as of April 10, 1995:   11,481,339


                               Page 1 of 13 pages
                        Exhibit Index appears on Page 12

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

                                 MGI PROPERTIES
                         PART I -- FINANCIAL INFORMATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                         February 28, 1995        November 30, 1994
                                                                                            (unaudited)
ASSETS
Real estate, at cost                                                                         $ 268,068,000            $ 267,530,000
Accumulated depreciation and amortization                                                      (33,744,000)             (32,029,000)
Net investments in real estate                                                                 234,324,000              235,501,000
Cash                                                                                             1,643,000                1,774,000
Short-term investments, at cost                                                                 12,601,000               11,118,000
U.S. Government securities, at cost                                                                612,000                  629,000
Other assets                                                                                     7,577,000                7,013,000
                                                                                             $ 256,757,000            $ 256,035,000
LIABILITIES  AND  SHAREHOLDERS'  EQUITY
Liabilities:
Mortgage and other loans payable                                                             $  70,619,000            $  70,954,000
Other liabilities                                                                                4,667,000                5,286,000
Total liabilities                                                                               75,286,000               76,240,000

Deferred gain -- real estate                                                                     3,700,000                3,700,000

Shareholders' equity:
Preferred shares -- $1 par value; 2,000,000 shares authorized;
    none issued                                                                                         --                       --
Common shares -- $1 par value; 17,500,000 shares authorized;
    11,480,018 issued (11,465,842 at November 30, 1994)                                         11,480,000               11,466,000
Additional paid-in capital                                                                     166,102,000              165,921,000
Undistributed (distributions in excess of) net income                                              189,000               (1,292,000)
Total shareholders' equity                                                                     177,771,000              176,095,000
                                                                                             $ 256,757,000            $ 256,035,000

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)

                                                                                                    Three Months Ended
                                                                                      February 28, 1995            February 28, 1994
INCOME
Rental and other income                                                                     $10,721,000                  $10,726,000
Interest on investment securities                                                               200,000                       74,000
Other                                                                                            16,000                       16,000
Total Income                                                                                 10,937,000                   10,816,000

EXPENSES
Property operating expenses                                                                   2,962,000                    3,033,000
Real estate taxes                                                                             1,392,000                    1,374,000
Depreciation and amortization                                                                 1,891,000                    1,896,000
Interest                                                                                      1,412,000                    1,466,000
General and administrative                                                                      674,000                      600,000
Total expenses                                                                                8,331,000                    8,369,000

Income before net gain                                                                        2,606,000                    2,447,000
Net gain                                                                                      1,400,000                      450,000
Net income                                                                                  $ 4,006,000                  $ 2,897,000

PER SHARE DATA
Income before net gain                                                                      $      0.23                  $      0.21
Net gain                                                                                           0.12                         0.04
Net income                                                                                  $      0.35                  $      0.25

Weighted average shares outstanding                                                          11,474,893                   11,441,250

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)

                                                                                                     Three Months Ended
                                                                                         February 28, 1995        February 28, 1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                    $  4,006,000             $  2,897,000
Adjustments to reconcile net income to net cash
    provided by operating activities:
Depreciation and amortization                                                                    1,891,000                1,896,000
Net gain                                                                                        (1,400,000)                (450,000)
Other                                                                                             (802,000)              (1,112,000)

Net cash provided by operating activities                                                        3,695,000                3,231,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate                                                                     (1,836,000)              (6,435,000)
Additions to real estate                                                                        (2,142,000)                (475,000)
Net proceeds from sales of real estate interests                                                 4,738,000                2,288,000
Cash distributions from real estate partnerships                                                        --                  100,000
Decrease in U.S. Government securities, net                                                         17,000                   88,000
Other                                                                                             (313,000)                 (99,000)

Net cash provided by (used in) investing activities                                                464,000               (4,533,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares                                                                 53,000                       --
Repayment of mortgage and other loans payable                                                     (335,000)                (362,000)
Additions to mortgage and other loans payable, net                                                      --                1,870,000
Cash distributions                                                                              (2,525,000)              (2,403,000)

Net cash used in financing activities                                                           (2,807,000)                (895,000)

Net increase (decrease) in cash and short-term investments                                       1,352,000               (2,197,000)

CASH  AND  CASH EQUIVALENTS
Beginning of period                                                                             12,892,000               11,816,000

End of period                                                                                 $ 14,244,000             $  9,619,000

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)


                                                                                                   Undistributed
                                                 Number of                                        (Distributions              Total
                                                    Common            Common        Additional      in Excess of)     Shareholders'
                                             Shares Issued            Shares   Paid-in Capital        Net Income             Equity

Balance at November 30, 1994                    11,465,842     $  11,466,000     $ 165,921,000     ($  1,292,000)     $176,095,0000
Net Income                                              --                --                --         4,006,000          4,006,000
Distributions                                           --                --                --        (2,525,000)        (2,525,000)
Dividend reinvestment and                            3,796             4,000            49,000            53,000
    share repurchase plan
Options exercised and other                         10,380            10,000           132,000                --            142,000

Balance at February 28, 1995                    11,480,018     $  11,480,000     $ 166,102,000     $     189,000      $ 177,771,000

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Note 1: The results of the interim period are not necessarily indicative of results to be expected for the entire fiscal year. The figures contained in this interim report are unaudited and may be subject to year-end adjustments. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations have been included and such adjustments include only the normal accruals.

Note 2: On March 22, 1995, the Board of Trustees declared a cash dividend of $.22 per share payable on April 13, 1995 to shareholders of record on April 6, 1995. This dividend will aggregate $2.5 million.

Note 3: Shareholders' Equity: On March 22, 1995, the shareholders approved an amendment to the Trust's Declaration of Trust increasing the number of authorized Preferred Shares to 6.0 million.

Note 4: On March 21, 1995 the Trust acquired a 189,000 square-foot research and development facility located in Tewksbury, Massachusetts for a price of $5.75 million. MGI has also entered into a fifteen-year escalating lease with Avid Technology, Inc. for the entire building. The lease commits the Trust to tenant and capital improvements totaling approximately $6.3 million with corresponding increases in the rent as funds are advanced.

Note 5: At February 28, 1995, the market value of U.S. Government securities was $0.6 million.

Note 6: Cash paid for interest amounted to $1.5 million for both three-month periods ended February 28, 1995 and February 28, 1994.

Note 7: At February 28, 1995, options to purchase an aggregate of 661,632 shares at exercise prices ranging from $7.375 to $15.375 per share were outstanding under MGI's stock option plans for key employees and trustees. All options outstanding at February 28, 1995 expire by December 2004.

Note 8: MGI intends to qualify for the year ended November 30, 1995 as a real estate investment trust under the provisions of Sections 856-860 of the Internal Revenue Code, as amended. Accordingly, no provision has been made for Federal income taxes.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

At February 28, 1995, liquidity was provided by $14.9 million in cash and investment securities and by unused lines of credit totaling $23.0 million. Shareholders' equity of $177.8 million at February 28, 1995, when compared to $176.1 million at November 30, 1994, principally reflects net income in excess of distributions.

Principal sources of funds in the first quarter of 1995 include property operations and the proceeds from the sale of an industrial property located in Nashville, Tennessee. During the three months ended February 28, 1995, these resources were used to pay dividends of $2.5 million, to acquire an office building located in Boston, Massachusetts at a purchase price of $1.8 million, to fund $0.7 million of tenant and $0.4 million of capital improvements, to fund $1.0 million of construction loan advances, and to repay $0.3 million of indebtedness.

On March 21, 1995 the Trust acquired a 189,000 square-foot research and development facility located in Tewksbury, Massachusetts for a price of $5.75 million. As part of the negotiated purchase, MGI simultaneously entered into a fifteen-year escalating lease with Avid Technology, Inc. for the entire building. The lease, which begins with the date of purchase, commits the Trust to tenant and capital improvements of up to approximately $6.3 million. It is anticipated that the building will produce an annualized yield of approximately 11.7% on the Trust's cash investment for fiscal 1995. The interior and exterior will be completely renovated as a result of the improvements. The commitment is payable over a twenty seven-month period and the lease provides for corresponding increases in the rent as funds are advanced.

The Trust entered into an agreement to acquire a 108,000 square-foot distribution facility located in Northborough, Massachusetts for a price of $2.25 million. The building is 100% occupied. The Trust has also entered into an agreement for the purchase of a 66,000 square-foot research and development facility located in Littleton, Massachusetts for a price of approximately $2.3 million. The acquisitions should be completed, subject to the completion of due diligence and a satisfactory purchase agreement, in the second quarter or early in the third quarter. In addition to the aforementioned, at February 28, 1995, the Trust has additional commitments for capital and tenant improvements of approximately $1.7 million.

During 1994, the Trust signed a commitment to acquire a department store of approximately 100,000 square feet, which will be leased in its entirety by Bradlees under a twenty-year lease, for a price of $11.1 million. The cost of construction is being funded by MGI, subject to a construction loan agreement. As of February 28, 1995, the Trust has advanced $6.6 million of construction loan proceeds. The purchase will occur and the lease will begin upon satisfactory completion of the building, currently expected on or about September 1, 1995. The construction loan is reflected as an investment in real estate for financial reporting purposes.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Total mortgage and other loans payable aggregated $70.6 million at February 28, 1995, a net decrease of $0.3 million compared to November 30, 1994. The decrease resulted from scheduled principal amortization payments made during the three-month period. Scheduled loan principal payments due within twelve months of February 28, 1995 total $1.5 million. MGI believes it will continue to be able to extend or refinance maturing mortgage loans upon satisfactory terms.

Principal sources of funds in the future are expected to be from operations of properties, including those acquired in the future, refinancing of existing mortgages on or additional mortgaging of properties and MGI's portfolio of investment securities. Other potential sources of funds include the proceeds of offering of additional equity or debt securities or the sale of real estate investments. The cost of new borrowings or issuances of equity capital will be measured against the use of those funds, including the anticipated yields of investments to be acquired. The purchase of additional properties in 1995 may require the use of funds from MGI's lines of credit, new borrowings, proceeds from the sale of properties or the issuance of securities. MGI believes the combination of cash and investment securities, the value of MGI's unencumbered properties and other resources are sufficient to meet its short- and long-term liquidity requirements.

Results of Operations

Net income for the quarter ended February 28, 1995 was $4.0 million, or $0.35 per share, as compared to $2.9 million, or $0.25 per share in the corresponding quarter of 1994. Included in 1995 net income was $1.4 million, or $0.12 per share, of gain recognized in connection with the sale of an industrial property. Net income in the first quarter of 1994 included a gain of $.45 million, or $.04 per share, recognized in connection with the sale of a partnership interest. Funds from operations totaled $4.5 million, or $0.39 per share in the 1995 first quarter, compared to $4.3 million, or $0.38 per share in the corresponding quarter of 1994. MGI defines funds from operations as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring, sales of property and similar non-cash items, depreciation and amortization charges and equity method partnership losses. MGI believes funds from operations is an appropriate supplemental measure of operating performance. The change in funds from operations is attributable to the same factors that affected income before net gains with the exception of depreciation and amortization expense.

In comparing the first quarter of 1995 to that of the previous year, the increase of $0.2 million in net income before net gain resulted principally from increases in interest income and property operating income. Property operating income is defined as rental and other income less property operating expenses and real estate taxes. The improvement in interest income of $0.1 million reflects both a higher level of short-term investments owned pending the reinvestment of property sales proceeds and higher rates. Property operating income has increased to $6.4 million from $6.3 million for the first quarters of 1995 and 1994, respectively.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Although the change in property operating income is not significant, the sales and acquisitions of properties during 1994 and 1995 have had an offsetting effect on the results of operations. The properties sold had contributed $0.7 million of operating income in the first quarter of 1994. The loss of this income in 1995 was offset by $0.6 million of income from acquisitions, a $0.1 million increase in the income recognized from partnership interests and $0.1 million of improved results from properties owned throughout both quarters. With respect to the properties owned throughout both quarters, operating income has improved by $0.15 million in the apartments segment due to both higher rental rates and increased occupancy. In addition, operating income in the industrial segment has increased by $0.1 million. These increases were offset by a combined decrease of $0.15 million in the office and retail segments which is the result of lower average occupancy for the first quarter of 1995 when compared to 1994.

Rental and other income, property operating expenses, real estate taxes and depreciation and amortization expense are also relatively unchanged when the results for the first quarter of 1995 are compared to that of 1994.

Average occupancy in the first quarter of 1995 was 93%, as compared to 93.5% in the comparable quarter of 1994. Average occupancy levels in the first quarter of 1995 and 1994 for MGI's commercial space were 92% and 93%, respectively. This change reflects decreases in both the retail and office segments, while the industrial segment is unchanged. Average residential occupancy was 94.5% and 93% for the first quarter of 1995 and 1994, respectively. Leases executed during the first quarter, related to 1995 expirations, totaled 186,000 square feet. At the end of the quarter, the remaining 1995 commercial lease expirations approximate 287,000 square feet of which 207,000 square feet is industrial, 65,000 is office and 15,000 is retail.

Real estate investments are subject to a number of factors, including changes in the general economic climate, local conditions (such as an oversupply of space, a decline in effective rents or a reduction in the demand for real estate), competition from other available space, the ability of the owner to provide adequate maintenance, to fund capital and tenant improvements required to maintain market position and control of operating costs. In many markets in which the Trust owns real estate, overbuilding and local or national economic conditions have combined to produce a trend of lower effective rents and longer absorption periods for vacant space. As the Trust re-leases space, certain effective rents may continue to be less than those earned previously. Management believes its diversification by regional markets and property type reduces the risks associated with these factors and enhances opportunities for cash flow growth and capital gains potential, although there can be no assurance thereof.

                                 MGI PROPERTIES
                               PART I - EXHIBIT A
                        COMPUTATION OF EARNINGS PER SHARE




                                                                                                         Nine Months Ended
                                                                                                  February 28,          February 28,
                                                                                                          1995                  1994
PRIMARY
Net income                                                                                         $ 4,006,000           $ 2,897,000

Weighted average number of shares outstanding during the period                                     11,474,893            11,441,250

Primary earnings per share                                                                         $       .35           $       .25

ASSUMING FULL DILUTION
Net income                                                                                         $ 4,006,000           $ 2,897,000

Weighted average number of shares outstanding during the period                                     11,474,893            11,441,250

Earnings per share assuming full dilution                                                          $       .35           $       .25

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




Date: April   , 1995                     Phillip C. Vitali
                                         Executive Vice President and Treasurer
                                         (Chief Financial Officer)




Date: April   , 1995                     David P. Morency
                                         Controller
                                         (Principal Accounting Officer)

                                 MGI PROPERTIES
                                   SIGNATURES


       Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: April 13, 1995                 /s/ Phillip C. Vitali
                                         Phillip C. Vitali
                                         Executive Vice President and Treasurer
                                         (Chief Financial Officer)




Date: April 13, 1995                 /s/ David P. Morency
                                         David P. Morency
                                         Controller
                                         (Principal Accounting Officer)