Form 10-Q
period 1995-05-31
MGI PROPERTIES
filed 1995-07-14
CIK 68330

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



For the Period Ended:        May 31, 1995     Commission File Number:   1-6833

                               MGI  PROPERTIES
            (Exact name of registrant as specified in its charter)


        MASSACHUSETTS                                   04-6268740
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporationor organization)


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

                           Yes   X        No


Common shares outstanding as of July 12, 1995:   11,489,438


                              Page 1 of 14 pages
                       Exhibit Index appears on Page 13

                                MGI PROPERTIES
                                    INDEX


PART I:   FINANCIAL INFORMATION                                       Page No.

Item 1:   Financial Statements

Consolidated Balance Sheets                                                 3

Consolidated Statements of Earnings                                         4

Consolidated Statements of Cash Flow                                        5

Consolidated Statements of Changes in Shareholders' Equity                  6

Notes to Consolidated Financial Statements                                  7

Item 2:     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   8


PART II:  OTHER INFORMATION

Items 1 - 6                                                                11

Exhibit A:  Computation of Earnings Per Share                              12

Exhibit B:  Amendments to Declaration of Trust                             13

Signatures                                                                 14

                                              MGI PROPERTIES
                                     PART I -- FINANCIAL INFORMATION
                                       CONSOLIDATED BALANCE SHEETS


- --------------------------------------------------------------------------------------------------
                                                               May 31, 1995    November 30, 1994
                                                                (unaudited)
- --------------------------------------------------------------------------------------------------
ASSETS

Real estate, at cost                                           $279,783,000         $267,530,000
Accumulated depreciation and amortization                       (35,646,000)         (32,029,000)
- --------------------------------------------------------------------------------------------------
Net investments in real estate                                  244,137,000          235,501,000
Cash                                                              2,021,000            1,774,000
Short-term investments, at cost                                   2,922,000           11,118,000
U.S. Government securities, at cost                                 607,000              629,000
Other assets                                                      8,718,000            7,013,000
- --------------------------------------------------------------------------------------------------
                                                               $258,405,000         $256,035,000
==================================================================================================

LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Liabilities:
Mortgage and other loans payable                               $ 71,249,000         $ 70,954,000
Other liabilities                                                 5,195,000            5,286,000
- --------------------------------------------------------------------------------------------------
Total liabilities                                                76,444,000           76,240,000

Deferred gain -- real estate                                      3,700,000            3,700,000

Shareholders' equity:
Preferred shares -- $1 par value; 6,000,000 shares authorized;
    none issued                                                          --                   --
Common shares -- $1 par value; 17,500,000 shares authorized;
    11,489,438 issued (11,465,842 at November 30, 1994)          11,489,000           11,466,000
Additional paid-in capital                                      166,189,000          165,921,000
Undistributed (distributions in excess of) net income               583,000           (1,292,000)
- --------------------------------------------------------------------------------------------------
Total shareholders' equity                                      178,261,000          176,095,000
- --------------------------------------------------------------------------------------------------
                                                               $258,405,000         $256,035,000
==================================================================================================

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)


- ------------------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended                       Six Months Ended
                                                   May 31, 1995    May 31, 1994        May 31, 1995         May 31, 1994
- ------------------------------------------------------------------------------------------------------------------------
INCOME
Rental and other income                             $11,161,000    $10,844,000          $21,882,000         $21,570,000
Interest on investment securities                       122,000         93,000              322,000             167,000
Other                                                    16,000         16,000               32,000              32,000
- ------------------------------------------------------------------------------------------------------------------------
Total Income                                         11,299,000     10,953,000           22,236,000          21,769,000
- ------------------------------------------------------------------------------------------------------------------------

EXPENSES
Property operating expenses                           2,958,000      3,087,000            5,920,000           6,120,000
Real estate taxes                                     1,403,000      1,333,000            2,795,000           2,707,000
Depreciation and amortization                         1,906,000      2,011,000            3,797,000           3,907,000
Interest                                              1,399,000      1,466,000            2,811,000           2,932,000
General and administrative                              713,000        676,000            1,387,000           1,276,000
- ------------------------------------------------------------------------------------------------------------------------
Total expenses                                        8,379,000      8,573,000           16,710,000          16,942,000
- ------------------------------------------------------------------------------------------------------------------------

Income before net gain                                2,920,000      2,380,000            5,526,000           4,827,000
Net gain                                                     --             --            1,400,000             450,000
- ------------------------------------------------------------------------------------------------------------------------
Net income                                          $ 2,920,000    $ 2,380,000          $ 6,926,000         $ 5,277,000
========================================================================================================================

PER SHARE DATA
Income before net gain                                    $0.25          $0.21                $0.48                $0.42
Net gain                                                    --              --                 0.12                 0.04
- ------------------------------------------------------------------------------------------------------------------------
Net income                                                $0.25          $0.21                $0.60                $0.46
========================================================================================================================
Weighted average shares outstanding                  11,484,293     11,446,617           11,479,645          11,443,963
========================================================================================================================

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)

- -------------------------------------------------------------------------------------------------------------------------
                                                                Six Months Ended
                                                        May 31, 1995         May 31, 1994
- -------------------------------------------------------------------------------------------------------------------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES
Net income                                              $ 6,926,000         $  5,277,000
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation and amortization                             3,797,000            3,907,000
Net gain                                                 (1,400,000)            (450,000)
Other                                                      (149,000)          (1,140,000)
- -------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                 9,174,000            7,594,000
- -------------------------------------------------------------------------------------------------------------------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES

Acquisitions of real estate                             (10,074,000)         (12,927,000)
Additions to real estate                                 (2,630,000)          (1,093,000)
Addition to construction in progress, net                (3,078,000)                  --
Net proceeds from sales of real estate interests          4,738,000            2,286,000
Cash distributions from real estate partnerships                 --              100,000
Decrease in U.S. Government securities, net                  22,000              120,000
Other                                                    (1,495,000)             126,000
- -------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                   (12,517,000)         (11,388,000)
- -------------------------------------------------------------------------------------------------------------------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES

Additions to mortgage and other loans payable, net        1,000,000           13,328,000
Repayment of mortgage and other loans payable              (705,000)          (7,037,000)
Cash distributions                                       (5,051,000)          (4,806,000)
Proceeds from sale of common shares and stock options
   exercised                                                150,000               79,000
- -------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities      (4,606,000)           1,564,000
- -------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and short-term investments          (7,949,000)          (2,230,000)
- -------------------------------------------------------------------------------------------------------------------------
CASH  AND  SHORT-TERM  INVESTMENTS
Beginning of period                                      12,892,000           11,816,000
- -------------------------------------------------------------------------------------------------------------------------
End of period                                          $  4,943,000         $  9,586,000
=========================================================================================================================

See accompanying notes to consolidated financial statements.


                                                MGI PROPERTIES
                          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                 (unaudited)
- ----------------------------------------------------------------------------------------------------------
                                                                            Undistributed
                                   Number of                  Additional   (Distributions       Total
                                    Common        Common       Paid-in      in Excess of)    Shareholders'
                                 Shares Issued    Shares       Capital       Net Income         Equity
- ----------------------------------------------------------------------------------------------------------
Balance at November 30, 1994      11,465,842    $11,466,000   $165,921,000   ($1,292,000)   $176,095,000

Net Income                                --             --             --     6,926,000       6,926,000

Distributions                             --             --             --    (5,051,000)     (5,051,000)

Dividend reinvestment and              7,895          8,000        103,000             --        111,000
   share repurchase plan

Options exercised and other           15,701         15,000        165,000             --        180,000


- ----------------------------------------------------------------------------------------------------------

Balance at May 31, 1995           11,489,438    $11,489,000   $166,189,000    $  583,000    $178,261,000
==========================================================================================================

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

Note 2: On June 22, 1995, the Board of Trustees declared a cash dividend of $.23 per share payable on July 13, 1995 to shareholders of record on July 6, 1995. This dividend will aggregate $2.6 million.

Note 3: On June 28, 1995 the Trust acquired a 59,000 square-foot research and development facility located in Tewksbury, Massachusetts for a price of $2.3 million. The building is 100% occupied.

Note 4: At May 31, 1995, the market value of U.S. Government securities was $0.6 million.

Note 5: Interest paid amounted to $3.1 and $2.9 million for the six-month periods ended May 31, 1995 and May 31, 1994, respectively. The Trust capitalized $.3 million of interest during the six-month period ended May 31, 1995.

Note 6: At May 31, 1995, options to purchase an aggregate of 656,311 shares, at exercise prices ranging from $7.375 to $15.375 per share, were outstanding under MGI's stock option plans for employees and Trustees. All options outstanding at May 31, 1995 expire on or before December 2004.

Note 7: MGI intends to qualify for the year ended November 30, 1995 as a real estate investment trust under the provisions of Sections 856-860 of the Internal Revenue Code, as amended. Accordingly, no provision has been made for Federal income taxes.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

At May 31, 1995, liquidity was provided by $4.9 million in cash and investment securities (of which $3.2 million is collateral for a letter of credit) and by unused lines of credit totaling $22.0 million. Shareholders' equity of $178.3 million at May 31, 1995, when compared to $176.1 million at November 30, 1994, principally reflects net income in excess of distributions.

Principal sources of funds in the first half of fiscal 1995 include property operations, the proceeds from the sale of an industrial property located in Memphis, Tennessee and advances from the Trust's credit facility. During the six months ended May 31, 1995, these resources were used to pay dividends of $5.1 million, to acquire a 38,000 square-foot office building located in Boston, Massachusetts at a price of $1.8 million, to acquire two Massachusetts industrial buildings totaling 296,500 square feet for an aggregate price of $8.2 million, to fund $1.7 million of tenant improvements and $0.9 million of capital improvements and to repay $0.7 million of indebtedness. In addition, the Trust advanced a net $3.1 million to fund construction loan advances related to the Bradlees department store, which is under construction.

Total mortgage and other loans payable aggregated $71.2 million at May 31, 1995, a net increase of $0.3 million compared to November 30, 1994. The change resulted from an increase of $1.0 million on the outstanding amount under the Trust's lines of credit offset by scheduled principal amortization. In June 1995, the Trust completed a modification agreement with the existing lender of a mortgage note which extended the maturity of the note from January 1997 to June 1, 2000, lowered the effective rate of 9% to 8.5% and paid $3.0 million so as to reduce outstanding principal to $13.3 million. The Trust has executed commitments for two mortgage notes, one for $9.3 million with a fixed rate of 7.875% and a term of ten years and the second for $9.4 million with a fixed rate of 7.75% and a term of fifteen years. The borrowings should close in the third quarter and the proceeds will be used to repay variable rate debt and to fund real estate acquisitions and improvements. MGI believes it will continue to be able to extend or refinance maturing mortgage loans upon satisfactory terms. Scheduled loan principal payments due within twelve months of May 31, 1995 total $1.5 million.

Cash requirements in 1995 include operations, distributions to shareholders, capital and tenant improvements and other leasing expenditures required to maintain MGI's occupancy levels and new investment undertakings. On June 28, 1995, the Trust acquired a 59,000 square-foot research and development facility located in Tewksbury, Massachusetts for a price $2.3 million. The Trust has also entered into an agreement for the purchase of a 66,000 square-foot research and development facility located in Littleton, Massachusetts. The acquisition is subject to the completion of due diligence and is expected to close in the third quarter for a price of approximately $2.3 million. On March 21, 1995, the Trust acquired a 189,000 square-foot research and development facility and simultaneously entered into a fifteen-year net lease with Avid Technology, Inc. for the entire building. The lease commits the Trust to tenant and capital improvements of up to approximately $6.3 million payable over a twenty-seven month period and the lease provides for corresponding increases in the rent as funds are advanced.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


During 1994, the Trust signed a commitment to acquire a department store of approximately 100,000 square feet, which is under construction, and will be leased in its entirety by Bradlees under a twenty-year lease. On June 23, 1995 Bradlees announced that it filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code following recent public reports regarding credit and financial difficulties. The building is subject to MGI's $10,200,000 first-mortgage construction loan and certain guarantees of the developer and Bradlees and a pending purchase contract which, subject to certain terms and conditions (including occupancy by Bradlees), provides for MGI's acquisition of the completed building at an additional $900,000 above its construction loan. Under the Bankruptcy Code, Bradlees has sixty days from its filing, subject to the extension by the court, to either disavow or affirm its lease. If it disavows its lease, the landlord would be able to file a claim with the Bankruptcy Court as a general creditor. It is not known whether Bradlees will affirm or reject the lease in the bankruptcy proceeding. Should the lease be disavowed and the building be vacant for some period, the Trust presently estimates the earnings impact to be approximately $.025 per quarter. In addition, the Trust may acquire title to the property through foreclosure or otherwise. In any event, the Trust continues to believe that the building is strategically located and the strength of the real estate will ultimately be realized, although there can be no assurance thereof.

Principal sources of funds in the future are expected to be from property operations, including those acquired in the future, lines of credit, mortgaging or refinancing existing mortgages on properties and MGI's portfolio of investment securities. Other potential sources of funds may include the proceeds of offerings of additional equity or debt securities or the sale of real estate investments. The cost of new borrowings or issuances of equity capital will be measured against the anticipated yields of investments to be acquired with such funds. The purchase of additional properties in 1995 may require the use of funds from MGI's lines of credit, new borrowings, the sale of properties currently owned or the issuance of equity securities. MGI believes the combination of cash and investment securities, the value of MGI's unencumbered properties and other resources are sufficient to meet its short- and long-term liquidity and operational requirements.

Results of Operations

Net income for the quarter ended May 31, 1995 was $2.9 million, or $0.25 per share, as compared to $2.4 million, or $0.21 per share in the corresponding quarter of 1994. Net income for the six months ended May 31, 1995 was $6.9 million, or $0.60 per share, and included $1.4 million, or $0.12 per share, of gain recognized in connection with the sale of an industrial building. Net income for the six months ended May 31, 1994 was $5.3 million, or $0.46 per share, and included a gain of $0.45 million, or $.04 per share, recognized in connection with the sale of a partnership interest.

Funds from operations totaled $4.8 million, or $0.42 per share, in the 1995 second quarter, compared to $4.4 million, or $0.38 per share, in the corresponding quarter of 1994. Funds from operations in the six months ended May 31, 1995 and 1994 were $9.3 million, or $0.81 per share, and $8.7 million, or $0.76 per share, respectively. MGI defines funds from operations as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring, sales of property and similar non-cash items, depreciation and amortization charges and equity method partnership losses. MGI believes funds from operations is an appropriate supplemental measure of operating performance. The change in funds from operations is attributable to the same factors that affected income before net gain with the exception of depreciation and amortization expense.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

In comparing the second quarter of 1995 to that of the previous year, the increase of $0.5 million in income before net gain resulted principally from an increase of $0.4 million in property operating income with the balance due to higher interest income and lower interest expense which were offset in part by higher general and administrative expense. Property operating income, which is defined as rental and other income less property operating expenses and real estate taxes, increased to $6.8 million from $6.4 million.

The change in property operating income reflects improvements in comparable properties owned throughout both quarters, as well as, the effect resulting from the sales and acquisitions of properties during 1994 and 1995. The properties sold had contributed $0.7 million of operating income in the second quarter of 1994. The loss of this income in 1995 was offset by $0.8 million of income from acquisitions and $0.3 million of improved results from previously-owned properties. With respect to the properties owned throughout both quarters, the improvement reflects overall lower operating expenses, the recovery of rent previously written off and overall higher occupancy for the portfolio compared to 1994.

The same factors which contributed to the increase in income before net gain for the quarter also explain the $0.7 million increase in income before net gain for the six months ended May 31, 1995. Property operating income increased by $0.4 million due to improved results from previously-owned properties, while income lost due to properties sold was approximately equal to the $1.4 million of income from new acquisitions. The improvement in interest income of $0.2 million reflects higher levels of short term investments due to the sale of properties and higher rates. The decrease in interest expense is due to the capitalization of interest totaling $0.3 million related to the Bradlees' construction project. General and administrative expense has increased primarily as a result of personnel related expenditures.

Average occupancy in the second quarter of 1995 was 94.2%, as compared to 93.5% in the comparable quarter of 1994. Average retail occupancy during the 1995 second quarter was 94.0% compared to 92.3% in the 1994 second quarter. Average occupancy in the office segment was 88.7% versus 87.9% for the second quarter of 1995 and 1994, respectively. The industrial segment was effectively at 100% occupancy through the second quarters of 1995 and 1994. Average residential occupancy increased to 95.3% from 93.9% for the comparable quarter of 1995 and 1994. Leases executed during the second quarter, related to 1995 expirations, totaled 123,000 square feet. At May 31, 1995 scheduled commercial lease expirations for the balance of 1995 approximate 228,000 square feet, of which 171,000 square feet is industrial, 51,000 square feet is office and 6,000 square feet is retail.

Real estate investments are subject to a number of factors including changes in general economic climate, local conditions (such as an oversupply of space, a decline in effective rents or a reduction in the demand for real estate), competition from other available space, the ability of the owner to provide adequate maintenance, to fund capital and tenant improvements required to maintain market position and control of operating costs. In many markets in which the Trust owns real estate, over-building and local or national economic conditions have combined to produce a trend of lower effective rents and longer absorption periods for vacant space. As the Trust re-leases space, certain effective rents may continue to be less than those earned previously. Management believes its diversification by regional markets and property type reduces the risks associated with these factors and enhances opportunities for cash flow growth and capital gains potential, although there can be no assurance thereof.

                                 MGI PROPERTIES
                           PART II - OTHER INFORMATION

Item 1: Legal Proceedings:   Not applicable.

Item 2: Changes in Securities.

        At the Annual Meeting of shareholders of the Trust, held on March 22, 1995 (the "Annual Meeting"), the shareholders of the Trust approved an amendment to Article VI, Section 6.1 of the Trust's Declaration of Trust (the "Declaration of Trust") which increased the number of authorized Preferred Shares from 2,000,000 to 6,000,000. Under the Declaration of Trust, the Board of Trustees is authorized to designate the terms of any series of Preferred Shares including dividend rates, voting rights, redemption prices and conversions or other special rights, if any, without further action by shareholders of the Trust.

        It is not possible to state the actual effect of the authorization of additional Preferred Shares upon the rights of holders of the Trust's Common Shares until the Board of Trustees determines the respective rights of the holders of one or more series of Preferred Shares. The effects of such issuance could include, however: (i) reduction of the amount otherwise available for payments of dividends on Common Shares if dividends are payable on the Preferred Shares, (ii) restrictions on dividends on Common Shares if dividends on the Preferred Shares are in arrears, (iii) dilution of the voting power of Common Shares if the Preferred Shares have voting rights and (iv) restrictions on the rights of holders of Common Shares to share in the Trust's assets upon liquidation until satisfaction of any liquidation preference granted to the holders of Preferred Shares. The Trust has no present plans to issue Preferred Shares.

Item 3: Defaults upon Senior Securities:   Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders.

        The following matters were submitted to a vote of shareholders at the Annual Meeting:

        a) The election of three Trustees to serve for a term of three years expiring on the date of the Trust's annual meeting in 1998 and until their successors are elected and qualified. The vote on this was W. Pearce Coues -- 10,503,260 affirmative and 113,110 withheld, Herbert
           D. Conant -- 10,492,728 affirmative and 123,642 withheld, George S. Bissell -- 10,468,727 affirmative and 147,643 withheld.

        b) The approval of an amendment to the Declaration of Trust increasing the number of authorized Preferred Shares from 2,000,000 to 6,000,000. The vote on this matter was 6,213,712 affirmative, 1,570,338 negative, 156,815 abstentions and 2,675,505 broker non-votes.

Item 5: Other Information:   Not applicable.

Item 6: Exhibits and Reports on Form 8-K:

        a) Exhibits:
           -Eleventh and Twelfth Amendments of Second Amended and Restated
            Declaration of Trust (see page 13).
           -Computation of Earnings Per Share (see page 12).

        b) Reports on Form 8-K:   None.

                                 MGI PROPERTIES
                               PART II - EXHIBIT A
                        COMPUTATION OF EARNINGS PER SHARE

- -------------------------------------------------------------------------------------------------------------------
                                                     Three Months Ended               Six Months Ended
                                                May 31, 1995     May 31, 1994    May 31, 1995       May 31, 1994
- --------------------------------------------------------------------------------------------------------------------
PRIMARY
Net income                                      $ 2,920,000      $ 2,380,000     $ 6,926,000         $ 5,277,000
====================================================================================================================
Weighted average number of shares
outstanding during the period                    11,484,293       11,446,617      11,479,645          11,443,963
====================================================================================================================
Primary earnings per share                             $.25             $.21            $.60                $.46
====================================================================================================================
ASSUMING FULL DILUTION
Net income                                      $ 2,920,000      $ 2,380,000     $ 6,926,000         $ 5,277,000
====================================================================================================================
Weighted average number of shares
outstanding during the period                    11,484,293       11,446,617      11,479,645          11,443,963
====================================================================================================================
Earnings per share assuming full dilution              $.25             $.21            $.60                $.46
====================================================================================================================

Note: Outstanding stock options are not taken into account in the computation of earnings per share as they are not materially dilutive.

                                 MGI PROPERTIES
                               PART II - EXHIBIT B
              ELEVENTH AND TWELFTH AMENDMENTS OF SECOND AMENDED AND
                          RESTATED DECLARATION OF TRUST


Certificate of Eleventh Amendment of Second Amended and Restated Declaration of Trust

The undersigned, a Trustee of MGI Properties (the "Trust"), hereby certifies pursuant to Article XIV, Section 14.3 of the Second Amended and Restated Declaration of Trust (the "Declaration of Trust") that a meeting of Trustees of the Trust duly called and held on September 21, 1994, in accordance with the Declaration of Trust, at which at least two-thirds of the Trustees then in office were present and voting throughout, pursuant to Section 13.1 of the Declaration of Trust, at least two-thirds of the Trustees of the Trust then in office voted to increase the number of Common Shares which the Trust shall have authority to issue, from 15,000,000 to 17,500,000 and to amend Section 6.1 of the Declaration of Trust to read in its entirety as follows:

"Section 6.1 Description of Shares. The interest of the Shareholders hereunder shall be divided into shares of beneficial interest which shall be known collectively as "Shares," all of which shall be fully paid and no assessment shall ever be made upon Shareholders. There shall be two classes of Shares; one such class shall be known as "Common Shares," $1 par value, and other shall be known as "Preferred Shares," $1 par value. The number of Common Shares which the Trust shall have authority to issue is 17,500,000, and the number of Preferred Shares which the Trust shall have authority to issue is 2,000,000."

                              /s/ W. Pearce Coues
                              -------------------
                              W. Pearce Coues

Certificate of Twelfth Amendment of Second Amended And Restated Declaration Of Trust

The undersigned, a Trustee of MGI Properties (the "Trust"), hereby certifies pursuant to Article XIV, Section 14.3 of the Second Amended and Restated Declaration of Trust (the "Declaration of Trust") that at a annual meeting of the Shareholders of the Trust duly called and held on March 22, 1995, in accordance with the Declaration of Trust, at which a quorum was present and voting throughout, pursuant to Section 13.1 of the Declaration of Trust, the holders of Shares of the Trust representing not less than a majority of the total number of votes authorized to be cast by Shares of all classes then outstanding and entitled to vote thereon, voted to increase the number of Preferred Shares which the Trust shall have authority to issue from 2,000,000 to 6,000,000 and to amend Section 6.1 of the Declaration of Trust to read in its entirety as follows:

"Section 6.1 Description of Shares. The interest of the Shareholders hereunder shall be divided into shares of beneficial interest which shall be known collectively as "Shares," all of which shall be fully paid and no assessment shall ever be made upon Shareholders. There shall be two classes of Shares; one such class shall be known as "Common Shares," $1 par value, and other shall be known as "Preferred Shares," $1 par value. The number of Common Shares which the Trust shall have authority to issue is 17,500,000, and the number of Preferred Shares which the Trust shall have authority to issue is 6,000,000."

                              /s/ W. Pearce Coues
                              -------------------
                              W. Pearce Coues

                                 MGI PROPERTIES
                                   SIGNATURES



     Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:   July 12, 1995                   /s/ Phillip C. Vitali
                                        Phillip C. Vitali
                                        Executive Vice President and Treasurer
                                        (Chief Financial Officer)




Date:   July 12, 1995                   /s/ David P. Morency
                                        David P. Morency
                                        Controller
                                        (Principal Accounting Officer)