Form 10-Q
period 1995-08-31
MGI PROPERTIES
filed 1995-10-13
CIK 68330

THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED
                   PURSUANT TO RULE 901(d) OF REGULATIONS S-T

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Period Ended:   August 31, 1995        Commission File Number:   1-6833
                        ---------------                                  ------

                                 MGI PROPERTIES
                                 --------------
             (Exact name of registrant as specified in its charter)


          MASSACHUSETTS                                 04-6268740
          -------------                                 ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                   30 Rowes Wharf, Boston, Massachusetts 02110
                   ------------------------------------- -----
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:      (617) 330-5335
                                                    ---------------------------
                                    N/A
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X        No
                               ----          ----

          Common shares outstanding as of October 11, 1995: 11,495,507


                               Page 1 of 14 pages
                        Exhibit Index appears on Page 13

                                 MGI PROPERTIES
                                      INDEX


PART I:    FINANCIAL INFORMATION                                       Page No.
                                                                       --------
Item 1:    Financial Statements

Consolidated Balance Sheets                                                 3

Consolidated Statements of Earnings                                         4

Consolidated Statements of Cash Flow                                        5

Consolidated Statements of Changes in Shareholders' Equity                  6

Notes to Consolidated Financial Statements                                  7

Item 2:    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    8


PART II:   OTHER INFORMATION

Items 1 - 6                                                                12

Exhibit A: Computation of Earnings Per Share                               13

Signatures                                                                 14

                                 MGI PROPERTIES
                         PART I -- FINANCIAL INFORMATION
                           CONSOLIDATED BALANCE SHEETS


-------------------------------------------------------------------------------
                                            August 31, 1995   November 30, 1994
                                                (unaudited)
-------------------------------------------------------------------------------

ASSETS

Real estate, at cost                           $284,817,000        $267,530,000
Accumulated depreciation and amortization       (37,615,000)        (32,029,000)
-------------------------------------------------------------------------------
Net investments in real estate                  247,202,000         235,501,000
Cash                                              1,831,000           1,774,000
Short-term investments, at cost                   4,931,000          11,118,000
U.S. Government securities, at cost                 601,000             629,000
Other assets                                     10,085,000           7,013,000
-------------------------------------------------------------------------------
                                               $264,650,000        $256,035,000
===============================================================================

LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Liabilities:
Mortgage and other loans payable                $76,106,000         $70,954,000
Other liabilities                                 6,313,000           5,286,000
-------------------------------------------------------------------------------
Total liabilities                                82,419,000          76,240,000

Deferred gain -- real estate                      3,700,000           3,700,000

Shareholders' equity:
Preferred shares -- $1 par value; 6,000,000
    shares authorized; none issued                       --                  --
Common shares -- $1 par value; 17,500,000
    shares authorized; 11,495,107 issued
    (11,465,842 at November 30, 1994)            11,495,000          11,466,000
Additional paid-in capital                      166,263,000         165,921,000
Undistributed (distributions in excess of)
    net income                                      773,000          (1,292,000)
-------------------------------------------------------------------------------
Total shareholders' equity                      178,531,000         176,095,000
-------------------------------------------------------------------------------
                                               $264,650,000        $256,035,000
===============================================================================

See accompanying notes to consolidated financial statements.

                                                MGI PROPERTIES
                                    CONSOLIDATED STATEMENTS OF EARNINGS
                                                 (unaudited)

------------------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended                       Nine Months Ended
                                                        ------------------                       -----------------
------------------------------------------------------------------------------------------------------------------------
                                                  August 31, 1995 August 31, 1994     August 31, 1995    August 31, 1994
------------------------------------------------------------------------------------------------------------------------

INCOME
Rental and other income                             $11,193,000    $10,977,000          $33,075,000         $32,567,000
Interest on investment securities                        86,000        104,000              408,000             271,000
Other                                                    16,000         16,000               48,000              48,000
------------------------------------------------------------------------------------------------------------------------
Total Income                                         11,295,000     11,117,000           33,531,000          32,886,000
------------------------------------------------------------------------------------------------------------------------

EXPENSES
Property operating expenses                           3,180,000      3,136,000            9,100,000           9,256,000
Real estate taxes                                     1,345,000      1,382,000            4,140,000           4,089,000
Depreciation and amortization                         1,974,000      1,912,000            5,771,000           5,819,000
Interest                                              1,364,000      1,485,000            4,175,000           4,417,000
General and administrative                              599,000        615,000            1,986,000           1,891,000
------------------------------------------------------------------------------------------------------------------------
Total expenses                                        8,462,000      8,530,000           25,172,000          25,472,000
------------------------------------------------------------------------------------------------------------------------

Income before net gain                                2,833,000      2,587,000            8,359,000           7,414,000
Net gain                                                     --      2,700,000            1,400,000           3,150,000
------------------------------------------------------------------------------------------------------------------------
Net income                                           $2,833,000     $5,287,000           $9,759,000         $10,564,000
========================================================================================================================

PER SHARE DATA
Income before net gain                                    $0.25          $0.22                $0.73               $0.65
Net gain                                                    --            0.24                 0.12                0.27
------------------------------------------------------------------------------------------------------------------------
Net income                                                $0.25          $0.46                $0.85               $0.92
========================================================================================================================
Weighted average shares outstanding                  11,492,396     11,452,895           11,483,927          11,446,962
========================================================================================================================

See accompanying notes to consolidated financial statements.

                                       MGI PROPERTIES
                            CONSOLIDATED STATEMENTS OF CASH FLOW
                                         (unaudited)

------------------------------------------------------------------------------------------
                                                               Nine Months Ended
                                                      ------------------------------------
                                                      August 31, 1995     August 31, 1994
------------------------------------------------------------------------------------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES

Net income                                               $  9,759,000        $10,564,000
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation and amortization                               5,771,000          5,819,000
Net gain                                                   (1,400,000)        (3,150,000)
Other                                                       1,023,000           (817,000)
------------------------------------------------------------------------------------------

Net cash provided by operating activities                  15,153,000         12,416,000
------------------------------------------------------------------------------------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES

Acquisitions of real estate                               (17,410,000)       (12,927,000)
Additions to real estate                                   (3,232,000)        (2,000,000)
Deferred tenant charges                                    (2,031,000)          (427,000)
Net proceeds from sales of real estate interests            4,738,000          6,631,000
Decrease in U.S. Government securities, net                    28,000            162,000
Other                                                      (1,063,000)            (8,000)
------------------------------------------------------------------------------------------

Net cash used in investing activities                     (18,970,000)        (8,569,000)
------------------------------------------------------------------------------------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES

Additions to mortgage and other loans payable, net         19,400,000         13,425,000
Repayment of mortgage and other loans payable             (14,248,000)        (7,411,000)
Cash distributions                                         (7,694,000)        (7,327,000)
Proceeds from sale of common shares                           229,000             91,000
------------------------------------------------------------------------------------------

Net cash (used in) provided by financing activities        (2,313,000)         1,222,000
------------------------------------------------------------------------------------------

Net (decrease) increase in cash and short-term investments (6,130,000)        2,625,000
------------------------------------------------------------------------------------------

CASH  AND  SHORT-TERM  INVESTMENTS

Beginning of period                                        12,892,000         11,816,000
------------------------------------------------------------------------------------------

End of period                                            $  6,762,000        $14,441,000
==========================================================================================

See accompanying notes to consolidated financial statements.

                               MGI PROPERTIES
              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              (unaudited)

----------------------------------------------------------------------------------------------------------
                                  Number of                                  Undistributed     Total
                                    Common         Common      Additional   (Distributions Shareholders'
                                Shares Issued      Shares       Paid-in      in Excess of)     Equity
                                                                Capital       Net Income
----------------------------------------------------------------------------------------------------------
Balance at November 30, 1994      11,465,842    $11,466,000   $165,921,000   ($1,292,000) $176,095,000

Net Income                                --             --             --     9,759,000     9,759,000

Distributions                             --             --             --    (7,694,000)   (7,694,000)

Dividend reinvestment and
    share repurchase plan             13,564         13,000        177,000            --       190,000

Options exercised and other           15,701         16,000        165,000            --       181,000

----------------------------------------------------------------------------------------------------------

Balance at August 31, 1995        11,495,107    $11,495,000   $166,263,000      $773,000  $178,531,000
==========================================================================================================

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



Note 1:  The results of the interim period are not necessarily indicative of
------ results to be expected for the entire fiscal year. The figures contained in this interim report are unaudited and may be subject to year-end adjustments. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations have been included and such adjustments include only the normal accruals.

Note 2:  On September 21, 1995, the Board of Trustees declared a cash
------ dividend of $.23 per share payable on October 12, 1995 to shareholders of record on October 5, 1995. This dividend will aggregate $2.6 million.

Note 3:  Subsequent to August 31, 1995, the Trust closed on the acquisition
------ of two research and development facilities located in Massachusetts totaling 175,000 square feet for an aggregate price of $7.0 million and a 97,000 square-foot office building located in Andover, Massachusetts for $7.7 million. Additionally, the Trust received $12.0 million to retire its mortgage loan on a Metairie, Louisiana apartment complex, which investment had been accounted for as real estate owned. For financial reporting purposes, the Trust will recognize in the fourth quarter a gain of $1.6 million from the Metairie transaction. In October 1995, the Trust closed on a new mortgage note secured by seven St. Louis, Missouri industrial properties for $9.4 million with a fixed rate of 7.75% and a term of fifteen years.

Note 4:  At August 31, 1995, the market value of U.S. Government securities
------   was $0.6 million.

Note 5:  Interest paid amounted to $4.6 and $4.4 million for the nine-month
------ periods ended August 31, 1995 and August 31, 1994, respectively. The Trust capitalized $0.4 million of interest during the nine-month period ended August 31, 1995.

Note 6:  At August 31, 1995, options to purchase an aggregate of 670,311
------ shares, at exercise prices ranging from $7.375 to $15.75 per share, were outstanding under MGI's stock option plans for employees and trustees. All options outstanding at August 31, 1995 expire on or before July 2005.

Note 7:  MGI intends to qualify for the year ended November 30, 1995 as a
------ real estate invest-ment trust under the provisions of Sections 856-860 of the Internal Revenue Code, as amended. Accordingly, no provision has been made for Federal income taxes.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources
-------------------------------

At August 31, 1995, liquidity was provided by $7.4 million in cash and investment securities (of which $3.2 million is collateral for a letter of credit) and by unused lines of credit totaling $23.3 million. Shareholders' equity of $178.5 million at August 31, 1995, when compared to $176.1 million at November 30, 1994, principally reflects net income in excess of distributions.

Principal sources of funds in the nine months of fiscal 1995 include property operations, the proceeds from the sale of an industrial property located in Nashville, Tennessee, advances from the Trust's credit facility and the proceeds from the refinancing of mortgage loans. During the nine months ended August 31, 1995, these resources were used to pay dividends of $7.7 million, to acquire a 38,000 square-foot office building located in Boston, Massachusetts at a price of $1.9 million, to acquire three Massachusetts industrial buildings totaling 356,500 square feet for an aggregate price of $10.5 million and to fund $1.9 million of tenant improvements and $1.3 million of capital improvements. The Trust repaid $14.2 million of indebtedness, $1.1 million of which was scheduled principal amortization and $13.1 which was repaid in conjunction with loan refinancings. In addition, the Trust advanced a net $5.0 million to fund construction related to the Bradlees department store, which brings the Trust's investment in the property to $10.5 million. The building was certified for occupancy on July 27, 1995.

Effective August 1, 1995, the Trust acquired title to the Bradlees property by means of a deed in lieu of foreclosure agreement. The Trust is treating this property as vacant and non-rent paying pending Bradlees' decision to accept or reject the lease in Bradlees' Chapter 11 bankruptcy proceeding filed on June 23, 1995. Should Bradlees reject the lease, MGI is entitled, as a general creditor, to file a claim for rent as permitted in the bankruptcy proceeding.

Total mortgage and other loans payable aggregated $76.1 million at August 31, 1995, a net increase of $5.2 million compared to November 30, 1994. The change is, in part, the result of an increase of $9.0 million on the outstanding amount under the Trust's lines of credit offset by scheduled principal amortization of $1.1 million. During the third quarter, the Trust increased the borrowing capacity on one of its credit facilities, which included a variable rate note, from $20.7 million to $30.0 million. The $30.0 million facility matures in August 1998. In June 1995, the Trust completed a modification agreement of a mortgage note which extended the maturity of the note from January 1997 to June 1, 2000, lowered the effective rate of 9% to 8.5% and made a $3.0 million prepayment so as to reduce outstanding principal to $13.3 million. In August, the Trust refinanced a $10.1 million mortgage which had a stated interest rate of 9.5% and which was to mature in June of 1996. The new mortgage of $10.4 million bears a rate of 7.35% and matures in September 2005. Subsequent to the end of the quarter, the Trust closed on a new mortgage note for $9.4 million with a fixed rate of 7.75% and a term of fifteen years. Additionally, the Trust has a commitment for a $9.3 million mortgage loan with a fixed rate of 7.875% and a term of ten years, which should close in the fourth quarter. MGI believes it will continue to be able to extend or refinance maturing mortgage loans upon satisfactory terms. Scheduled loan principal payments due within twelve months of August 31, 1995 total $1.6 million.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

Cash requirements include distributions to shareholders, capital and tenant improvements and other leasing expenditures required to maintain MGI's occupancy levels, new investment undertakings, operating and general and administrative expenses. Subsequent to August 31, 1995, the Trust closed on the acquisition of two research and development facilities located in Massachusetts totaling 175,000 square feet for an aggregate price of $7.0 million and a 97,000 square-foot office building in Andover, Massachusetts for $7.7 million. The Trust has also entered into an agreement for the purchase of a 27,000 square-foot office facility located in Boston, Massachusetts for a price of approximately $1.3 million. The office acquisition is subject to the satisfactory completion of due diligence and is expected to close in the fourth quarter. As of August 31, 1995, the Trust had outstanding commitments for capital and tenant improvements totaling $7.3 million. Included in this amount is $6.3 million related to the Trust's lease with Avid Technology, a significant portion of which is anticipated to be paid in the fourth quarter. The lease provides for corresponding increases in the rent as funds are advanced.

Principal sources of funds in the future are expected to be derived from property operations, including those acquired in the future, lines of credit, mortgaging or refinancing existing mortgages on properties and MGI's portfolio of investment securities. Other potential sources of funds may include the proceeds of offerings of additional equity or debt securities or the sale of real estate investments. In September, the Trust received $12.0 million to retire its mortgage loan on a Metairie, Louisiana apartment complex, which investment had been accounted for as real estate owned. The cost of new borrowings or issuances of equity capital will be measured against the anticipated yields of investments to be acquired with such funds. The purchase of additional properties may require the use of funds from MGI's lines of credit, new borrowings, the sale of properties currently owned or the issuance of equity securities. MGI believes the combination of cash and investment securities, the value of MGI's unencumbered properties and other resources are sufficient to meet its short- and long-term liquidity and operational requirements.

Results of Operations
---------------------

Net income for the quarter ended August 31, 1995 was $2.8 million, or $0.25 per share, as compared to $5.3 million, or $0.46 per share in the corresponding quarter of 1994, which included a $2.7 million, or $0.24 per share, gain. Net income for the nine months ended August 31, 1995 was $9.8 million, or $0.85 per share, and included a gain of $1.4 million, or $0.12 per share. Net income for the nine months ended August 31, 1994 was $10.6 million, or $0.92 per share, and included net gains of $3.15 million, or $0.27 per share.

Funds from operations totaled $4.8 million, or $0.42 per share, in the 1995 third quarter, compared to $4.5 million, or $0.39 per share, in the corresponding quarter of 1994. Funds from operations in the nine months ended August 31, 1995 and 1994 were $14.1 million, or $1.23 per share, and $13.2 million, or $1.16 per share, respectively. MGI defines funds from operations as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring, sales of property and similar non-cash items, depreciation and amortization charges and equity method partnership losses. MGI believes funds from operations is an appropriate supplemental measure of operating performance. The change in funds from operations is attributable to the same factors that affected income before net gain, with the exception of depreciation and amortization expense.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


In comparing the third quarter of 1995 to that of the previous year, the increase of $0.2 million in income before net gain resulted principally from an increase in property operating income. Property operating income, which is defined as rental and other income less property operating expenses and real estate taxes, increased to $6.7 million from $6.5 million. Additional factors include the decrease in interest expense which was offset by lower interest income and higher depreciation and amortization expense.

The change in property operating income reflects improvements in comparable properties owned throughout both quarters, as well as, the effect resulting from the sales and acquisitions of properties during 1994 and 1995. The properties sold had contributed $0.7 million of operating income in the third quarter of 1994. The loss of this income in 1995 was offset by $0.8 million of income from acquisitions and $0.1 million of improved results from comparable properties. With respect to the properties owned throughout both quarters, the office segment had operating income increase by $0.3 million, reflecting both an improvement in occupancy and rental rates. The residential segment increased by $0.1 million and the retail segment was down by $0.3 million due principally to charges associated with tenant turnover.

Property operating income is also the most significant contributor to the $0.9 million increase in income before net gain for the nine months ended August 31, 1995. Year-to-date property operating income has increased by $0.6 million principally due to improved results from comparable properties. Income has increased in the residential, industrial and office segments compared to the same nine months of 1994, while income is down in the retail segment largely due to the write-off of tenant charges in 1995. The improvement in interest income reflects higher levels of short-term investments due to the sale of properties and higher rates. The decrease in interest expense is primarily due to the capitalization of interest totaling $0.4 million related to the Bradlees' construction project, which is partially offset by additional interest expense from increased borrowing on the Trust's lines of credit.

Average occupancy in the third quarter of 1995 was 95%, as compared to 93% in the comparable quarter of 1994. Average retail occupancy during the 1995 third quarter was 93% compared to 94.3% in the 1994 third quarter. Average occupancy in the office segment was 91.1%, versus 86.8% for the third quarter of 1995 and 1994, respectively. The industrial segment was at 100% and 98% occupancy through the third quarter of 1995 and 1994, respectively. Average residential occupancy is largely unchanged at approximately 94% for the comparable quarter of 1995 and 1994. Of the leases executed during the third quarter, 193,000 square feet related to 1995 expirations. At August 31, 1995, unleased commercial space and scheduled commercial lease expirations for the balance of 1995 approximates 151,000 square feet, or 3.6% of the total portfolio, of which 18,000 square feet is industrial, 104,000 square feet is office and 29,000 square feet is retail. Scheduled expirations for the year ended November 30, 1996 total 501,000 square feet, or 12% of the total portfolio, of which 350,000 square feet is industrial, 91,000 square feet is office and 60,000 square feet is retail.

Real estate investments are subject to a number of factors including changes in general economic climate, local conditions (such as an oversupply of space, a decline in effective rents or a reduction in the demand for real estate), competition from other available space, the ability of the owner to provide adequate

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



maintenance, to fund capital and tenant improvements required to maintain market position and control of operating costs. In certain markets in which the Trust owns real estate, over-building and local or national economic conditions have combined to produce a trend of lower effective rents and longer absorption periods for vacant space. As the Trust re-leases space, certain effective rents may continue to be less than those earned previously. Management believes its diversification by regional markets and property type reduces the risks associated with these factors and enhances opportunities for cash flow growth and capital gains potential, although there can be no assurance thereof.

                                 MGI PROPERTIES
                           PART II - OTHER INFORMATION


Item 1: Legal Proceedings: Not applicable.

Item 2: Changes in Securities: Not applicable.

Item 3: Defaults upon Senior Securities: Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders: None

Item 5: Other Information: Not applicable.

Item 6: Exhibits and Reports on Form 8-K:

        a) Exhibits:
           -Computation of Earnings Per Share (see page 13).

        b) Reports on Form 8-K: None.

                                                     MGI PROPERTIES
                                                   PART II - EXHIBIT A
                                            COMPUTATION OF EARNINGS PER SHARE

--------------------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended            Nine Months Ended
                                                             -----------------------      --------------------------------
                                                             August 31,   August 31,      August 31,  August 31,
                                                                 1995         1994            1995        1994
--------------------------------------------------------------------------------------------------------------------------
PRIMARY
Net income                                                   $2,833,000   $5,287,000      $9,759,000   $10,564,000
==========================================================================================================================

Weighted average number of shares outstanding during
    the period                                                   92,396   11,452,895      11,483,927    11,446,962
==========================================================================================================================

Primary earnings per share                                         $.25         $.46            $.85          $.92
==========================================================================================================================

ASSUMING FULL DILUTION
Net income                                                   $2,833,000   $5,287,000      $9,759,000   $10,564,000
==========================================================================================================================

Weighted average number of shares outstanding during
    the period                                               11,492,396   11,452,895      11,483,927    11,446,962
==========================================================================================================================

Earnings per share assuming full dilution                          $.25         $.46            $.85          $.92
==========================================================================================================================

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




Date:   October 12, 1995                --------------------------------------
                                        Phillip C. Vitali
                                        Executive Vice President and Treasurer
                                        (Chief Financial Officer)




Date:   October 12, 1995                --------------------------------------
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




Date:   October 12, 1995                /s/ Phillip C. Vitali
        ----------------                --------------------------------------
                                        Phillip C. Vitali
                                        Executive Vice President and Treasurer
                                        (Chief Financial Officer)




Date:   October 12, 1995                /s/ David P. Morency
        ----------------                ---------------------------------------
                                        David P. Morency
                                        Controller
                                        (Principal Accounting Officer)