Form 10-K
period 1995-11-30
MGI PROPERTIES
filed 1996-02-02
CIK 68330

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

                 For the Fiscal Year ended November 30, 1995
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

                        Yes  X                    No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of January 30, 1996, the aggregate market value of the voting shares of the Registrant held by non-affiliates of the Registrant was $194,679,087.

Common Shares Outstanding as of November 30, 1995:  11,502,271

      The information required by Part III of Form 10-K will be incorporated by reference to a definitive proxy statement involving the election of Trustees which is expected to be filed by the Registrant pursuant to Regulation 14A within 120 days after the close of its fiscal year ended November 30, 1995.

                               TABLE OF CONTENTS
                                                                          Page

PART I.......................................................................1
Item 1. Business.............................................................1
      Item 2. Properties.....................................................6
      Item 3. Legal Proceedings..............................................8
      Item 4. Submission of Matters to a Vote Security Holders...............8

PART II......................................................................9
      Item 5. Market for Registrant's Common Equity
              and Related Stockholder Matters................................9
      Item 6. Selected Financial Data.......................................10
      Item 7. Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................11
      Item 8. Financial Statements and Supplementary Data...................16
      Item 9. Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure........................16

PART III....................................................................17

PART IV.....................................................................18
      Item 14 Exhibits, Financial Statement Schedules
              and Reports on Form 8-K.......................................18

POWER OF ATTORNEY...........................................................22

SIGNATURES..................................................................22

                                    PART I

Item 1.  Business

General

         MGI Properties (the "Trust" or "MGI") is an unincorporated business trust organized under the laws of the Commonwealth of Massachusetts. MGI commenced operations in 1971 as a real estate investment trust. Since that time, the Trust has elected to be treated as a real estate investment trust (a "REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), and expects to continue to operate in a manner which will entitle the Trust to be so treated. For each taxable year in which the Trust qualifies as a REIT under the Internal Revenue Code, taxable income distributed to the holders of its shares will not be taxable to the Trust (other than certain items of tax preference which are subject to minimum tax in the hands of the Trust). See "Investment and Operating Policies" and "Portfolio" below and the description of dividend policy included under Item 5 of this Annual Report on Form 10-K for the year ended November 30, 1995 (the "Report").

         References herein to the Trust include its wholly-owned subsidiaries.

Narrative Description of Business

         The Trust, which is a self-administered and self-managed equity REIT, owns and manages a diversified portfolio of income-producing real estate assets. The Trust's portfolio consists of investments in multi-use industrial facilities (such as warehouses and research and development buildings), office buildings, apartment complexes and shopping centers. The primary investment objective of the Trust is to make diversified equity and equity-oriented investments in existing properties believed to be capable of producing stable and rising income streams and having long-term capital appreciation potential. The Trust also believes that its active managing and leasing practices can enhance rental income, funds from operations and long-term capital appreciation. These investments have typically taken the form in recent years of a direct equity ownership interest.

         The Trust employs thirteen persons.

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

         The Trust's investment focus with respect to type of property has, during the last several years, been directed to equity and equity-oriented investments in existing income-producing properties, principally multi-use industrial facilities, office buildings, apartment complexes and shopping centers. MGI continues to believe it is beneficial to diversify its assets by location and type of real estate, although it periodically changes its emphasis from one sector to another in accordance with its perception of market opportunities. Over the past several years,

MGI has increased its emphasis on acquisitions in the northeastern region of the United States, primarily in Massachusetts and particularly industrial and office properties.

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

         Funds necessary to conduct operations are provided from rental and interest income, mortgaging of equity investments, lines of credit, corporate borrowings, sale of marketable securities and loan repayments and amortization. Such operations include the Trust's continuous incurrence of costs, reimbursed and unreimbursed, for improvements and renovations of its existing properties in order to maintain and enhance their value. From time to time, as conditions warrant, the Trust may operate on a leveraged basis by incurring indebtedness in order to increase its capital available for investment when, in the Trustees' judgment, the Trust will benefit thereby. There is no assurance at any given time that borrowed funds will be available or that the terms and conditions of such borrowings will be acceptable. The Trust may employ short-term or long-term borrowings to fund some of its investments. Reference is made to Note 4 of the Notes to Consolidated Financial Statements included in Item 14 below.

Portfolio

         The Trust's real estate portfolio as of November 30, 1995 consisted of interests in fifty-four properties, fifty-one of which are wholly-owned, two are owned by partnerships in which the Trust has an equity interest, one is a property sold by the Trust in a prior year transaction which did not meet the conditions for a completed sale and is still carried as a real estate investment for financial accounting purposes. For tax purposes, the property sold is treated as a mortgage loan receivable.

         The Trust's real estate investments can be classified by type of property and market region. As of November 30, 1995, the Trust's real estate investments were diversified by type of property as follows:


                             Number of                         Percent of
Type of Property            Properties           Cost              Total
----------------            ----------           ----              -----
Industrial                      28         $  91,571,000            31%
Office                          12            78,382,000            27
Retail                           6            64,048,000            22
Apartment                        8            59,468,000            20
                                --          ------------           ---
    Total                       54          $293,469,000           100%
                                ==          ============           ===



      As of November 30, 1995, the Trust's real estate investments were diversified by geographic region as follows:


                             Number of                          Percent of
Region                      Properties           Cost               Total
------                      ----------           ----               -----
Northeast                       25          $128,450,000            44%
Midwest                         15            90,766,000            31
Southeast                        9            51,493,000            17
Mid-Atlantic                     4            22,535,000             8
Other                            1               225,000             *
                                --          ------------           ---
Total                           54          $293,469,000           100%
                                ==          ============           ===

--------------
* Less than 1%

      Terms under leases to tenants at the Trust's properties range from tenancies-at-will up to twenty years. The Trust leases commercial space to approximately 287 commercial tenants, including 153 office tenants, 71 retail tenants and 63 industrial tenants.

      Additional information concerning the Trust's mortgage and real estate investments is set forth under Item 2 and in Notes 1, 2, 3, 4 and 7 in the Notes to Consolidated Financial Statements and Schedules III and IV of the Financial Statement Schedules included in Item 14 below.

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


---------------------------------------------------------------------------------------------- -------------------------------------
                                   Net Carrying Value            Scheduled Lease Expirations
                                                       Percentage                   Number of                                Lease
INDUSTRIAL          Sq. Ft.    Dollars         Sq. Ft   Leased      1996    1997     Tenants    Principal Tenant          Expiration
---------------------------------------------------------------------------------------------- -------------------------------------
Distribution and Manufacturing
Wilmington, MA       294,000   $6,922,000     $23.54      100%     --          --      4       Avon Dispatch                5/31/00
St. Louis, MO        200,600    4,045,000      20.16      100%    100%         --      2       Home Decorators              8/31/96
N. Charleston, SC    191,900    2,312,000      12.05      100%     --          --      2       Mill Transportation         12/31/97
St. Louis, MO         95,700    2,158,000      22.54      100%     25%         --      2       S.P. Richards                8/31/98
Bedford, MA           93,200    2,420,000      25.97      100%     49%         --      3       Imaging Technology           7/25/96
Westwood, MA          77,400    1,460,000      18.86      100%     --         100%     1       P.B. Diagnostics             5/31/97
St. Louis, MO         61,300    1,498,000      24.44      100%     --          --      2       I.C.S. Diversified           4/15/97
St. Louis, MO         61,200    1,511,000      24.69      100%     --          --      1       Tyler Mountain Water        12/31/97
Blue Ash, OH          53,200      593,000      11.15      100%    100%         --      1       Aero Mailing                 2/28/96
St. Louis, MO         41,000    1,149,000      28.02      100%     --          --      2       Zepp Manufacturing           5/31/00
Blue Ash, OH          38,700      478,000      12.35      100%     --          --      1       Ethicon                      9/30/97

Research and Development
Tewksbury, MA        189,200   10,665,000      56.37      100%     --          --      1       Avid Technology              6/30/10
Andover, MA          128,400    6,282,000      48.93      100%     --          --      1       Hewlett Packard              7/31/99
Billerica, MA        122,300    4,713,000      38.54      100%     --          --      1       Precision Robots             7/31/02
Wilmington, MA       109,400    4,417,000      40.37      100%     --          --      3       United Shoe Machinery       12/31/01
Chelmsford, MA       108,500    4,611,000      42.50      100%     --          --      1       Telebit, Inc.                7/31/01
Andover, MA          105,500    6,949,000      65.87      100%     --          --      1       ISI Systems, Inc.            4/30/99
Northborough, MA     102,300    2,298,000      22.46      100%     --          24%     3       Folio, Inc.                 10/31/00
Wilmington, MA       100,200    2,518,000      25.13      100%     --          --      1       Datawatch                    4/30/99
Billerica, MA        100,000    4,182,000      41.82      100%     --          --      1       Bay Networks                 6/30/98
Chelmsford, MA        70,900    1,988,000      28.04      100%      5%          4%     6       W.J. Schaffer Assoc.         7/31/98
Bedford, MA           70,600    2,164,000      30.65      100%     --          --      1       Atex Publishing              7/31/98
Littleton, MA         66,500    2,367,000      35.59      100%     --          --      4       X-Rite                      12/31/97
Marlborough, MA       59,400    2,337,000      39.34      100%     --          --      4       Diebold Incorporated        11/30/02
Billerica, MA         60,000    2,048,000      34.13      100%     --          --      2       Bay Networks                 3/30/00
Billerica, MA         56,300    1,989,000      35.33      100%     --          --      1       Bay Networks                12/31/99
St. Louis, MO         40,900    1,282,000      31.34      100%     --           3%     8       Southtowne Machining         4/30/98
St. Louis, MO         35,600    1,880,000      52.84      100%     57%         20%     3       Interlock Pharmacy
                                                                                                  Systems                   5/31/96
------------------------------------------------------------------------------------------------------------------------------------
Total              2,734,200  $87,236,000     $31.91      100%     13%          4%    63
------------------------------------------------------------------------------------------------------------------------------------



Item 2.  Properties.  (continued)



------------------------------------------------------------------------------------------------------------------------------------
                                   Net Carrying Value              Scheduled Lease Expirations
                                                       Percentage                    Number of                               Lease
OFFICE               Sq. Ft.    Dollars         Sq. Ft   Leased      1996    1997     Tenants    Principal Tenant         Expiration
------------------------------------------------------------------------------------------------------------------------------------
Somerset, NJ         178,500  $14,929,000     $83.64       96%      9%         57%    14       Merrill Lynch                6/30/97
Tampa, FL            122,400    9,271,000      75.74       83%      8%          1%    17       Bally's Health               6/30/00
Framingham, MA       107,000    7,257,000      67.82       98%     13%         17%    27       IDG Expo                    10/12/99
Boston, MA           106,000    8,732,000      82.38       90%      4%          8%    11       Cambridge Associates         4/26/99
Andover, MA           97,700    7,653,000      78.33       95%     --          --     10       Computer Associates         12/31/02
Ann Arbor, MI         80,000    6,760,000      84.50      100%     --          --      4       Comshare                     2/28/05
Naperville, IL        65,300    4,534,000      69.43       96%      5%         --     15       Eby Brown                    6/30/04
Greenville, SC        48,600    2,208,000      45.43       90%     31%          4%    26       S.C. Tax Commission          6/30/96
Greenville, SC        46,000    1,605,000      34.97       54%     --           3%     6       S.C. Voc. Rehab. Dept.           TAW
Boston, MA            37,700    1,900,000      50.40       86%     34%         --     13       ML Securities                9/30/99
Boston, MA            27,100    1,325,000      48.89       83%      8%         --      8       Winthrop Law                 2/28/98
Charlotte, NC         16,300      846,000      51.90      100%     47%         --      2       Comprehensive Medical        9/21/96
------------------------------------------------------------------------------------------------------------------------------------
Total                932,600  $67,020,000     $71.86       91%      9%         14%   153
------------------------------------------------------------------------------------------------------------------------------------
RETAIL
------------------------------------------------------------------------------------------------------------------------------------
Aurora, IL           313,000  $26,983,000     $86.21       93%     26%          2%    26       Best Buy                     8/31/10
Baltimore, MD        134,800    6,471,000      48.00      100%     --           4%    16       Kmart Corp.                  1/30/05
Nashville, TN        111,400    3,792,000      34.04       95%     --           1%     8       Burlington Coat Factory      1/31/10
Peabody, MA          106,900   10,410,000      97.38      100%     --          --      1       Bradlees                    10/31/15
Tampa, FL            100,500    8,127,000      80.87       98%     12%         --     19       Publix Supermarket          11/30/06
Hagerstown, MD        40,200    1,423,000      35.40      100%     --          --      1       Giant Food Stores, Inc.     12/31/04
------------------------------------------------------------------------------------------------------------------------------------
Total                806,800  $57,206,000     $70.90       96%     12%          2%    71
------------------------------------------------------------------------------------------------------------------------------------
                                    Net Carrying Value   Percentage
APARTMENT             Units           Dollars Per Unit     Leased
------------------------------------------------------------------------------------------------------------------------------------
Harrison Township, MI    376  $  7,096,000   $18,875       96%
Bloomfield Hills, MI     346    14,381,000    41,564      100%
Tampa, FL                264     7,732,000    29,288       94%
Laurel, MD               237    11,293,000    47,650       93%
Tampa, FL                112     4,863,000    43,420       98%
------------------------------------------------------------------------------------------------------------------------------------
Total                  1,335   $45,365,000   $33,981       96%
------------------------------------------------------------------------------------------------------------------------------------
                                    Net
PARTNERSHIPS          Units    Carrying Value
------------------------------------------------------------------------------------------------------------------------------------
Washington, DC  (4% )    778     $  16,000
San Bruno, CA  (2% )     430       225,000
------------------------------------------------------------------------------------------------------------------------------------
Total                  1,208      $241,000
------------------------------------------------------------------------------------------------------------------------------------

Note: See Note 2 of the Notes to Consolidated Financial Statements included under Item 14 of this Report.

         Reference is made to Notes 1, 2 and 3 in the Notes to the Consolidated Financial Statement and Schedules III and IV of the Financial Statement Schedules for descriptions of the Trust's investments and properties.

Executive Office.

         The Trust's headquarters, at 30 Rowes Wharf, Boston, Massachusetts, includes approximately 5,400 square feet and is occupied under a lease expiring during 1996.

Item 3.  Legal Proceedings

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

       Fiscal                        Sales Price
        1995               High                Low              Dividends
        ----               ----                ---              ---------
First Quarter              14 7/8             13 3/8              $.22
Second Quarter             15 1/2             14 1/8              $.22
Third Quarter              15 1/8             14                  $.23
Fourth Quarter             16 1/8             14 7/8              $.23

       Fiscal                        Sales Price
        1994               High                Low              Dividends
        ----               ----                ---              ---------
First Quarter              15 5/8             13 1/8              $.21
Second Quarter             16 5/8             14 3/8              $.21
Third Quarter              16                 14 3/8              $.22
Fourth Quarter             16                 13 5/8              $.22

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

         (b) Approximate Number of Holders of Common Shares.

                                        Approximate Number
                                         of Holders (as of
Title of Class                           January 30, 1996)
--------------                           -----------------
Common Shares, $1.00                        2,800
   par value

Item 6.     Selected Financial Data   (a)

----------------------------------------------------------------------------------------------------------------------
                                                               Five Years Ended November 30,
                                        ------------------------------------------------------------------------------
                                        1995             1994             1993             1992              1991
----------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Rental and other income           $ 44,811,000      $ 43,422,000      $ 36,094,000      $ 27,928,000      $ 30,662,000

Property operating expenses and
real estate taxes                   17,948,000
                                                      17,854,000        14,704,000        11,442,000        12,442,000
----------------------------------------------------------------------------------------------------------------------
                                    26,863,000        25,568,000        21,390,000        16,486,000        18,220,000

Interest and other income              578,000           458,000           804,000         2,661,000         2,469,000
Less expenses:
Depreciation and amortization        7,814,000
                                                       7,654,000         6,987,000         5,996,000         5,974,000
Interest                             5,807,000
                                                       5,781,000         5,059,000         5,511,000         6,429,000
General and administrative           2,651,000
                                                       2,580,000         2,191,000         2,036,000         2,108,000
----------------------------------------------------------------------------------------------------------------------
Income before net gains             11,169,000
                                                      10,011,000         7,957,000         5,604,000         6,178,000
Net gains                            3,150,000
                                                       4,480,000              --           1,644,000                --
----------------------------------------------------------------------------------------------------------------------
Net income                        $ 14,319,000      $ 14,491,000      $  7,957,000      $  7,248,000      $  6,178,000
----------------------------------------------------------------------------------------------------------------------

SUMMARY OF FINANCIAL POSITION
Investments in real estate, at    $293,469,000      $267,530,000      $258,663,000      $209,905,000      $208,011,000
cost
----------------------------------------------------------------------------------------------------------------------
Total assets                      $274,651,000      $255,971,000      $246,700,000      $214,161,000      $217,428,000
----------------------------------------------------------------------------------------------------------------------
Mortgage and other loans          $ 84,506,000       $70,954,000       $66,949,000      $ 60,571,000       $67,852,000
payable
----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity        $180,540,000      $176,095,000      $171,039,000      $145,748,000      $145,873,000
----------------------------------------------------------------------------------------------------------------------
Weighted average shares             11,487,677        11,450,451        10,574,104         9,402,476         9,396,992
outstanding
----------------------------------------------------------------------------------------------------------------------

PER SHARE DATA
Income before net gains           $        .98      $        .87      $        .75      $        .60      $        .66
Net gains                                  .27               .39                --               .17                --
----------------------------------------------------------------------------------------------------------------------
Net income                        $       1.25      $       1.26      $        .75      $        .77      $        .66
----------------------------------------------------------------------------------------------------------------------
Funds from operations             $       1.65      $       1.54      $       1.42      $       1.24      $       1.30
----------------------------------------------------------------------------------------------------------------------
Dividends                         $        .90      $        .86      $        .81      $        .80      $        .80
----------------------------------------------------------------------------------------------------------------------

Note:
Reference is made to the Index to Consolidated Financial Statements filed as part of this report under Item 14. Item 6, Selected Financial Data, should be read in conjunction with the Consolidated Financial Statements and the related notes appearing elsewhere herein.

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

LIQUIDITY

      Shareholders' equity at November 30, 1995 was $180.5 million, compared to $176.1 million at November 30, 1994. The increase primarily reflects net income in excess of distributions. At November 30, 1995 financial liquidity was provided by $7.0 million in cash and investment securities and by unused lines of credit of $33.0 million. The $5.8 million decrease in cash and investment securities, from $12.9 million at November 30, 1994, reflects the Trust's investing activity during 1995. The principal sources and uses of funds in fiscal 1995 are summarized below:

Source of Funds
---------------
Trust operations                        $19,300,000
Sales of real estate, net                16,900,000
New borrowing, net of fees, prepayments
    and amortization                     12,600,000
                                        $48,800,000
Uses of Funds
-------------
Real estate acquisitions                $38,300,000
Dividends                                10,300,000
Additions to real estate                  4,400,000
Deferred tenant charges                   1,600,000
                                        $54,600,000


      During 1995, the Trust acquired eight Massachusetts properties -- three office and five industrial buildings. In addition, upon the completion of construction, the Trust acquired title to a department store which was subject to the Trust's $10.2 million first mortgage construction loan and which had been previously reflected as an investment in real estate for financial reporting purposes. In December 1995, the Trust acquired three additional industrial buildings. A summary of real estate acquisitions is as follows:

                                                 Date     Square
Fiscal 1995 Acquisitions                       Acquired     Feet      Cost
------------------------                       --------     ----      ----
Industrial     Tewksbury, Massachusetts         3/95       189,200  $10,700,000
               Northborough, Massachusetts      5/95       102,300    2,300,000
               Marlborough, Massachusetts       6/95        59,400    2,400,000
               Littleton, Massachusetts         9/95        66,500    2,400,000
               Chelmsford, Massachusetts       10/95       108,500    4,600,000
Office         Boston, Massachusetts           12/94        37,700    1,900,000
               Andover, Massachusetts          10/95        97,700    7,700,000
               Boston, Massachusetts           11/95        27,100    1,300,000
Retail         Peabody, Massachusetts           8/95       106,900    5,000,000
               (Additions)                                 -------    ---------
                                                           795,300  $38,300,000
                                                           =======  ===========
Fiscal 1996 Acquisitions through January 1996
---------------------------------------------

Industrial     Marlborough, Massachusetts      12/95        75,000  $ 2,800,000
               Franklin, Massachusetts         12/95        83,500    3,800,000
               Franklin, Massachusetts         12/95        65,300    3,200,000
                                                            ------    ---------
                                                           223,800  $ 9,800,000
                                                           =======  ===========

      Mortgage and other loans payable totaled $84.5 million at November 30, 1995 (79% at fixed rates and 21% at floating rates), a net increase of $13.5 million compared to $71.0 million at November 30, 1994. During 1995, the Trust executed four mortgages totaling $29.0 million with an average effective interest rate of 7.8%. In addition, the Trust repaid $24.0 million of debt in conjunction with mortgage refinancings. The retired debt had an average effective rate of 9.1%. Scheduled payments of loan principal amortization and other payments totaled $1.5 million. In 1995, MGI increased its secured lines of credit by approximately $9.0 million, which increased the total lines of credit to $45.0 million. At November 30, 1995, the Trust had $12.0 million outstanding on its lines. Subsequent to year end, the Trust borrowed an additional $9.5 million from its lines which was used to acquire the three industrial properties. Scheduled loan principal payments due within twelve months of November 30, 1995 total $7.8 million. MGI believes it will continue to be able to extend or refinance maturing mortgage loans upon satisfactory terms.

      Other cash requirements in 1996 are distributions to shareholders, capital and tenant improvements and other leasing expenditures required to maintain MGI's current occupancy levels and other investment undertakings. During 1995, expenditures for capital and tenant improvements totaled $1.8 million and $2.5 million, respectively. Included in the amount for capital improvements are $0.4 million of costs associated with building renovations. During 1996, budgeted renovation costs are anticipated to aggregate $2.4 million, of which approximately $1.5 million is related to Boston office properties, the balance being associated with the partial remodeling of a Michigan apartment complex. Additionally, for 1996 the Trust has estimated recurring capital expenditures will total $1.1 million, including $0.6 million which pertains to interior and exterior improvements for its apartment complexes and $0.5 million for its commercial properties. The Trust has also budgeted $2.3 million for tenant improvements related to recently executed leases. The Trust is contractually committed to approximately $2.9 million of the 1996 capital and tenant improvement projects.

      Principal sources of funds in the future are expected to be from property operations, mortgaging or refinancing of existing mortgages on properties and MGI's portfolio of investment securities. Other potential sources of funds include the proceeds of public or private offerings of additional equity or debt securities or the sale of real estate investments. The cost of new borrowings or issuances of equity securities will be measured against the anticipated returns of investments to be acquired with such funds. In lieu of proceeds from real estate sales or the sale of equity securities, it is presently anticipated that the purchase of additional properties in 1996 will be primarily financed by debt and, to a lesser extent, by cash flow from operations and short-term investments. MGI believes the combination of available cash and investment securities, the value of MGI's unencumbered properties and other resources are sufficient to meet its short- and long-term liquidity requirements.

RESULTS OF OPERATIONS
1995 Compared to 1994

      Net income for 1995 of $14.3 million, or $1.25 per share, included a net gain of $3.2 million, or $.27 per share, which resulted from the sale of real estate investments. Net income for 1994 was $14.5 million, or $1.26 per share, which included a net gain of $4.5 million, or $.39 per share, resulting from similar sales. Income before net gains increased by $1.2 million to $11.2 million for 1995, compared to $10.0 million in 1994.

      Funds from operations in 1995 totaled $19.0 million, or $1.65 per share, compared to $17.7 million, or $1.54 per share, in 1994. MGI defines funds from operations as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring, sales of property and similar non-cash items, depreciation and amortization charges and equity method partnership losses. MGI believes funds from operations is an appropriate supplemental measure of operating performance. The change in funds from operations is attributable to the same factors that affected income before net gains, with the exception of depreciation and amortization expense.

      When comparing 1995 to 1994, the increase in income before net gains resulted principally from an increase in property operating income, which is defined as rental and other income less property operating expenses and real estate taxes. The change in property operating income reflects improvement in properties owned throughout both 1994 and 1995, as well as the effects resulting from the sales and acquisitions of properties.

Property Operating Income 1995 Compared To 1994        Net Change
-----------------------------------------------        ----------
Properties held during 1994 and 1995                   $   800,000
1995 and 1994 acquisitions                               3,200,000
1995 and 1994 sales                                     (2,700,000)
                                                        ----------
                                                       $ 1,300,000
                                                       ==========

The change in operating income from the property segments generally derives from the Trust's pattern of acquisitions and sales.

Property Operating Income Change By Segment             Net Change
-------------------------------------------             ----------

Industrial                                              $1,100,000
Office                                                     600,000
Apartment                                                 (300,000)
Retail                                                    (100,000)
                                                          --------
                                                        $1,300,000
                                                        ==========

      The income growth in the industrial segment is primarily due to the twelve acquisitions completed during the prior two years. These properties added 1.4 million square feet to this segment which now totals 2.7 million square feet. The properties were near or at 100% occupancy throughout 1995, and the Trust executed 405,400 and 224,600 square feet of leases related to 1995 and 1996 expirations, respectively. Scheduled lease expirations for 1996 are 346,800 square feet.

      The increase in the office segment reflects $0.3 million from the 1995 acquisitions and a $0.3 million improvement from the properties owned throughout both 1995 and 1994. The three 1995 acquisitions totaled 162,500 square feet and bring the office portfolio to 932,600 square feet. As two of the acquisitions occurred in the latter part of the fourth quarter, their earnings impact will not be appreciable until 1996. The increase in operating income from comparable properties is due to an improvement in occupancy and to a lesser extent rental rates. Average occupancy during 1995 was 90%, compared to 88% in 1994. The Trust executed 141,900 and 22,800 square feet of leases related to 1995 and 1996 expirations, respectively. Scheduled lease expirations for 1996 are 84,100 square feet.

      The change in the apartment segment reflects improvement from comparable properties offset by the effect of property sales in 1994 and 1995. The comparable properties experienced a 4.5% increase in revenue, principally from an increase in rental rates, while operating expenses were relatively unchanged from 1994. This resulted in an increase in operating income of $0.4 million which was offset by the loss of income of $0.9 million from properties sold, when 1995 is compared to 1994. The Trust's interest in a Metairie, Louisiana apartment complex, which was sold in September 1995 for $12.0 million, had generated $1.1 million of operating income for the ten months it was owned during 1995. The Trust's partnership interests contributed an additional $0.2 million of income compared to 1994.

      Operating income in the retail segment decreased slightly from 1994 due to charges associated with tenant terminations. During the latter part of the third quarter, the Trust acquired a Peabody, Massachusetts department store. The building is being leased by Bradlees, Inc., which filed for bankruptcy under Chapter 11 of the Federal Bankruptcy Code in June 1995. In October 1995, Bradlees affirmed its lease with the Trust and subsequently began paying rent. The commencement and affirmation of the lease should help expand revenue for this segment. The Trust executed 115,100 square feet of leases during 1995. Scheduled lease expirations for 1996 are 94,500 square feet.

      Also contributing to the change in income before net gains and funds from operations when 1995 is compared to 1994 is an increase in interest income which is due generally to higher interest rates on short-term investments during 1995. Depreciation expense increased due to the increase in the number of properties owned.

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

      A primary component of the change in income before net gains is property operating income. Property operating income increased by $4.2 million (20%) to $25.6 million in 1994 from $21.4 million in 1993. This increase is largely due to the 1993 and 1994 acquisitions which contributed $4.2 million and $1.1 million to the increase, respectively. These properties consist of seventeen industrial and two office buildings totaling over 1.9 million square feet. Properties sold during 1994 reduced property operating income by less than $0.3 million. Property operating income for the balance of the portfolio, which the Trust owned as of the beginning of fiscal 1993, increased by $0.2 million to $16.1 million excluding $1.0 million of income received during 1993 in connection with the amendment and assignment of a lease at Yorkshire Plaza located in Aurora, Illinois.

      With respect to the group of properties owned throughout all of 1993 and 1994, apartment property operating income improved by 6% largely due to increases in rental rates, with average occupancy at 94% for both 1993 and 1994. Industrial property operating income improved 20% due to an increase in occupancy. Overall, average occupancy for all industrial properties owned improved by 2% to 98% during 1994. The increases in property operating income from comparable apartment and industrial buildings were offset, however, by a $0.5 million decline from comparable office buildings. Average occupancy in office buildings declined from 94% in 1993 to 88% in 1994, primarily due to increased average vacancy at the suburban Chicago, Illinois and Somerset, New Jersey buildings during 1994. Retail property operating income was largely unchanged, excluding the $1.0 million lease amendment income received in 1993, and average occupancy increased modestly from 92% in 1993 to 93% in 1994.

      The $7.3 million increase in rental and other income in 1994 compared to 1993 was principally the result of $1.5 million from the properties acquired in 1994, $6.8 million due to the partial-year ownership of properties acquired in 1993, offset by a decrease of $0.5 million due to the sale of properties in 1994 and a decrease of $0.5 million from the balance of the portfolio. Included in 1993 rental and other income, however, was $1.0 million of income received in connection with the lease amendment previously mentioned. Exclusive of this income, revenue in the group of properties which the Trust owned throughout all of 1993 and 1994 increased by $0.5 million. Rental income from the comparable portfolio of apartments and industrial buildings increased while revenue in the office segment declined due to factors similar to those affecting property operating income.

      The $2.0 million increase in property operating expenses and the $1.2 million increase in real estate taxes in 1994 as compared to 1993, reflect primarily (i) $0.2 million and $0.3 million, respectively, attributable to the properties acquired in 1994, (ii) $1.7 million and $0.9 million, respectively, due to the buildings acquired in 1993 and (iii) $0.2 million and $0.1 million, respectively, from the balance of the portfolio, which are offset by the decreases of $0.1 million and $0.1 million, respectively, due to buildings sold in 1994. The $0.7 million increase in depreciation and amortization expense for 1994 when compared to 1993 was mostly due to partial-year ownership of the properties acquired in 1994 and 1993.

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

Item 8. Financial Statements and Supplementary Data

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

INDEX

Independent Auditors' Report
Financial Statements:
      Consolidated Balance Sheets, November 30, 1995 and 1994
      Consolidated Statements of Earnings, Years ended November 30, 1995, 1994 and 1993
      Consolidated Statements of Cash Flows, Years ended November 30,
       1995, 1994 and 1993
      Consolidated Statements of Changes in Shareholders' Equity, Years ended
       November 30, 1995, 1994 and 1993
      Notes to Consolidated Financial Statements

      2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules (as of or for the year ended November 30, 1995):
      Schedule III, Real Estate and Accumulated Depreciation
      Schedule IV, Mortgage and Other Loans on Real Estate

Exhibit XI    -  Computation of Net Income Per Share Assuming Full Dilution

Exhibit XXVII -  Financial Data Schedule for year ended November 30, 1995
                 (EDGAR filing only)

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

(n) Certificate of Eleventh Amendment of Second Amended and Restated Declaration of Trust which increased the authorized number of Common Shares from 15,000,000 to 17,500,000 incorporated by reference to Exhibit B to the Trust's Quarterly Report Form 10-Q for the ended May 31, 1995.

(o) Certificate of Twelfth Amendment of Second Amended and Restated Declaration of Trust which increased the authorized number of Preferred Shares from 2,000,000 to 6,000,000 incorporated by reference to Exhibit B to the Trust's Quarterly Report Form 10-Q for the quarter ended May 31, 1995.

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

(j) MGI Properties 1994 Stock Option and Stock Appreciation Rights Plan for Key Employees and Trustees incorporated by reference to the Trust's Definitive Proxy Statement, dated February 18, 1994.

(k) The Dividend Reinvestment and Share Purchase Plan of MGI Properties incorporated by reference to the Trust's Report on Form S-3, filed on July 1, 1994.

11 Computation of Net Income Per Share, Assuming Full Dilution, included under Item 14 of this Report.

24    Auditors' consent.

            (b)   REPORTS ON FORM 8-K:

      No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended November 30, 1995.
                           -------------------------

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

Dated:  January 31, 1996
                                          MGI  PROPERTIES
                                          (Registrant)

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

Signature                                 Title                    Date
---------                                 -----                    ----

/s/ W. Pearce Coues           Chairman of the Board of       January 31, 1996
W. Pearce Coues               Trustees and Chief Executive
                              Officer

/s/ Phillip C. Vitali         Principal Financial Officer    January 31, 1996
Phillip C. Vitali

/s/ David P. Morency          Principal Accounting Officer   January 31, 1996
David P. Morency

/s/ George S. Bissell                    Trustee             January 31, 1996
George S. Bissell

/s/ Herbert D. Conant                    Trustee             January 31, 1996
Herbert D. Conant

/s/ Francis P. Gunning                   Trustee             January 31, 1996
Francis P. Gunning

/s/ Colin C. Hampton                     Trustee             January 31, 1996
Colin C. Hampton

/s/ George M. Lovejoy, Jr.               Trustee             January 31, 1996
George M. Lovejoy, Jr.

/s/ Rodger P. Nordblom                   Trustee             January 31, 1996
Rodger P. Nordblom

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                  ITEM 8 -- CONSOLIDATED FINANCIAL STATEMENTS
                               November 30, 1995

                                 MGI PROPERTIES

                                  MGI PROPERTIES

             Index to Consolidated Financial Statements and Schedules


                                                                           Page

Independent Auditors' Report                                                  1

Financial Statements:
   Consolidated Balance Sheets,
      November 30, 1995 and 1994                                              2
   Consolidated Statements of Earnings,
      Years ended November 30, 1995, 1994 and 1993                            3
   Consolidated Statements of Cash Flows,
      Years ended November 30, 1995, 1994 and 1993                            4
   Consolidated Statements of Changes in Shareholders' Equity,
      Years ended November 30, 1995, 1994 and 1993                            5
   Notes to Consolidated Financial Statements                               6-11


Financial Statement Schedules (as of or for the year ended November 30, 1995):
   Schedule III - Real Estate and Accumulated Depreciation
   Schedule IV - Mortgage and Other Loans on Real Estate

Exhibit XI - Computation of Net Income Per Share, Assuming Full Dilution


Other schedules are omitted as they are not required, are not applicable, or the required information is set forth in the consolidated financial statements or notes thereto.

                          Independent Auditors' Report


The Board of Trustees and Shareholders
MGI Properties:


We have audited the accompanying consolidated balance sheets of MGI Properties and subsidiaries as of November 30, 1995 and 1994, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended November 30, 1995. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MGI Properties and subsidiaries as of November 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 1995 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                    KPMG Peat Marwick LLP

Boston, Massachusetts
December 29, 1995

                                  MGI PROPERTIES

                           Consolidated Balance Sheets

                            November 30, 1995 and 1994


               Assets                                      1995            1994
               ------                                      ----            ----
Real estate, at cost (notes 2, 3 and 4)              $ 293,469,000   $ 267,530,000
Accumulated depreciation and amortization              (36,375,000)    (32,029,000)
                                                       -----------     -----------
          Net investments in real estate               257,094,000     235,501,000

Cash                                                     2,456,000       1,774,000
Short-term investments, at cost, which approximates
   market value (note 4)                                 4,589,000      11,118,000
Accounts receivable                                      3,354,000       2,901,000
Other assets                                             7,158,000       4,677,000
                                                       -----------     -----------
                                                     $ 274,651,000   $ 255,971,000
                                                     =============   =============

   Liabilities and Shareholders' Equity
   ------------------------------------
Liabilities:
   Mortgage and other loans payable (note 4)         $  84,506,000   $  70,954,000
   Other liabilities                                     5,905,000       5,222,000
                                                       -----------     -----------
          Total liabilities                             90,411,000      76,176,000

Deferred gain (note 2)                                   3,700,000       3,700,000

Commitments (note 7)

Shareholders' equity (notes 5 and 6):
   Preferred shares - $1 par value: 6,000,000
      shares authorized; none issued                           --              --
   Common shares - $1 par value:  17,500,000 shares
      authorized; 11,502,271 issued (11,465,842 at
      November 30, 1994)                                11,502,000      11,466,000
   Additional paid-in capital                          166,348,000     165,921,000
   Undistributed (distributions in excess of)
      net income                                         2,690,000      (1,292,000)
                                                       -----------     -----------

          Total shareholders' equity                   180,540,000     176,095,000
                                                       -----------     -----------

                                                     $ 274,651,000   $ 255,971,000
                                                     =============   =============


See accompanying notes to consolidated financial statements.

                                  MGI PROPERTIES

                       Consolidated Statements of Earnings

                                                    Year ended November 30,
                                                    -----------------------
                                              1995           1994          1993
                                              ----           ----          ----

Income:
   Rental and other income               $ 44,811,000  $ 43,422,000   $ 36,094,000
   Interest                                   514,000       394,000        713,000
   Other                                       64,000        64,000         91,000
                                           ----------    ----------     ----------
          Total income                     45,389,000    43,880,000     36,898,000
                                           ----------    ----------     ----------
Expenses:
   Property operating expenses             12,348,000    12,437,000     10,457,000
   Real estate taxes                        5,600,000     5,417,000      4,247,000
   Depreciation and amortization            7,814,000     7,654,000      6,987,000
   Interest                                 5,807,000     5,781,000      5,059,000
   General and administrative               2,651,000     2,580,000      2,191,000
                                           ----------    ----------     ----------
          Total expenses                   34,220,000    33,869,000     28,941,000
                                           ----------    ----------     ----------
          Income before net gains          11,169,000    10,011,000      7,957,000

Net gains (note 2)                          3,150,000     4,480,000            --
                                           ----------    ----------     ----------
          Net income                     $ 14,319,000  $ 14,491,000   $  7,957,000
                                           ==========    ==========     ==========
Per share data:
   Income before net gains                     $  .98        $  .87         $  .75
   Net gains                                      .27           .39             --
                                                  ---           ---
          Net income                           $ 1.25        $ 1.26         $  .75
                                               ======        ======         ======
Weighted average shares outstanding        11,487,677    11,450,451     10,574,104
                                           ==========    ==========     ==========


See accompanying notes to consolidated financial statements.

                                  MGI PROPERTIES

                      Consolidated Statements of Cash Flows


                                                    Year ended November 30,
                                              1995           1994           1993

 Cash flows from operating activities:
   Net income                          $  14,319,000  $  14,491,000   $  7,957,000
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
        Depreciation and amortization      7,814,000      7,654,000      6,987,000
        Net gains                         (3,150,000)    (4,480,000)            --
        Other                                323,000       (244,000)     1,524,000
                                       -------------  -------------   ------------
          Net cash provided by operating
            activities                    19,306,000     17,421,000     16,468,000
                                       -------------  -------------   ------------
 Cash flows from investing activities:
   Acquisitions of real estate           (38,302,000)   (31,786,000)   (40,963,000)
   Additions to real estate               (1,825,000)    (2,157,000)    (1,688,000)
   Tenant improvements                    (2,542,000)    (1,051,000)      (984,000)
   Deferred tenant charges                (1,634,000)      (581,000)      (528,000)
   Net proceeds from sales of
     real estate interests                16,902,000     15,020,000             --
   Other                                    (289,000)        58,000        468,000
                                       -------------  -------------   ------------
          Net cash used in investing
             activities                  (27,690,000)   (20,497,000)   (43,695,000)
                                       -------------  -------------   ------------
 Cash flows from financing activities:
   Proceeds from sale of
     common shares, net                      322,000        251,000     25,722,000
   Repayment of mortgage and other
     loans payable                       (25,473,000)   (10,439,000)    (7,688,000)
   Additions to mortgage and other
     loans payable, net                   38,025,000     24,188,000     13,338,000
   Cash distributions paid               (10,337,000)    (9,848,000)    (8,460,000)
                                       -------------  -------------   ------------
          Net cash provided by
            financing activities           2,537,000      4,152,000     22,912,000
                                       -------------  -------------   ------------
          Net increase (decrease)
             in cash and
             short-term investments       (5,847,000)     1,076,000     (4,315,000)
 Cash and cash equivalents:
   Beginning of year                      12,892,000     11,816,000     16,131,000
                                       -------------  -------------   ------------
   End of year                         $   7,045,000  $  12,892,000   $ 11,816,000
                                       =============  =============   ============


See accompanying notes to consolidated financial statements.

                                  MGI PROPERTIES

            Consolidated Statements of Changes in Shareholders' Equity

                                                                      Undistributed
                                                       Additional    (distributions
                                          Common         paid-in      in excess of)
                                          shares         capital       net income
                                          ------         -------       ----------

 Balance at November 30, 1992        $  9,448,000   $  142,060,000   $ (5,432,000)

   Net income                                  --               --      7,957,000
   Sale of common shares                2,000,000       23,640,000             --
   Distributions (note 6)                      --               --     (8,460,000)
   Options exercised and other                 --          (27,000)            --
                                     ------------   --------------   ------------
 Balance at November 30, 1993          11,448,000      165,673,000     (5,935,000)

   Net income                                  --               --     14,491,000
   Dividend reinvestment and
      share purchase plan (note 5)          4,000           57,000             --
   Distributions (note 6)                      --               --     (9,848,000)
   Options exercised and other             14,000          191,000             --
                                     ------------   --------------   ------------
 Balance at November 30, 1994          11,466,000      165,921,000     (1,292,000)

   Net income                                  --               --     14,319,000
   Dividend reinvestment and
      share purchase plan (note 5)         19,000          250,000             --
   Distributions (note 6)                      --               --    (10,337,000)
   Options exercised and other             17,000          177,000             --
                                     ------------   --------------   ------------
 Balance at November 30, 1995        $ 11,502,000   $  166,348,000   $  2,690,000
                                     ============   ==============   ============


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

    (d) Depreciation and Amortization
    Real estate investments, excluding land costs, are depreciated using the straight-line method over estimated useful lives of 20 to 40 years. Tenant improvements are amortized over the shorter of their estimated useful lives or lease terms ranging from 1 to 20 years. Equipment is depreciated over a range from 5 to 20 years. Maintenance and repairs are charged to expense as incurred; major improvements are capitalized.

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

    Cash interest payments of $6.5 million, $5.8 million and $5.3 million were made for the years ended November 30, 1995, 1994 and 1993, respectively. During 1995, the Trust capitalized interest of $.4 million.

    (f) Fair Value of Financial Instruments
    The Trust estimated the fair values of its financial instruments at November
      30, 1995 using dis-counted cash flow analysis and quoted market prices. Such financial instruments include short-term investments, U.S. Government securities, mortgage and other loans payable and mortgage notes receivable which were received in connection with transactions not qualifying as sales for financial accounting purposes and accordingly not reflected in the Trust's consolidated balance sheet. The excess of the aggregate fair value of the Trust's financial instruments over their aggregate carrying amounts is not material.

                                                                     (Continued)

                                  MGI PROPERTIES

                    Notes to Consolidated Financial Statements


    (g) Net Income Per Share
    Net income per share is computed based on the weighted average number of common shares outstanding.

    (h) Reclassifications
    Certain prior year amounts have been reclassified to conform with the current year presentation.

(2) Investments

    (a) Real Estate
    A summary of real estate investments follows:

                                         Accumulated
                            Buildings   depreciation
  Type of                      and           and         Net carrying amount
Investment       Land     improvements  amortization     1995          1994
----------       ----     ------------  ------------     ----          ----

Industrial  $ 19,432,000  $ 72,139,000  $  4,335,000  $ 87,236,000 $ 69,321,000
Office        15,254,000    63,128,000    11,362,000    67,020,000   55,332,000
Retail        23,647,000    40,401,000     6,842,000    57,206,000   47,760,000
Apartment      8,691,000    50,536,000    13,836,000    45,391,000   57,377,000
Construction
   in Progress                                  -                     5,470,000
Partnership                                                241,000      241,000
            ------------  ------------  ------------  ------------ ------------
            $ 67,024,000  $ 226,204,000 $ 36,375,000 $ 257,094,000 $235,501,000
            ============  ============= ============ ============= ============

    A discussion of certain real estate investments follows:

    Effective August 1995, the Trust acquired title to the completed department store which was subject to the Trust's $10.2 million first mortgage construction loan. The building is being leased in its entirety by Bradlees, Inc. which filed for bankruptcy under Chapter 11 of the Federal Bankruptcy Code in June 1995. In October 1995, Bradlees affirmed its lease with the Trust and subsequently began paying rent.

    In 1982, the Trust sold its investment in a Michigan apartment complex and received a $15.5 million purchase money mortgage in a transaction that did not meet the conditions for a completed sale for financial accounting purposes. The loan was scheduled to mature in 1995, and the Trust agreed to extend the maturity until January 1997 on essentially the same terms including an interest rate of 7% and a provision for the Trust to receive at least 50% but not more than 60% of the shared appreciation value in excess of the outstanding note balance. In addition, the Trust's 35% ownership interest, direct and indirect, in the partnership owning this complex will increase to 46%. The Trust will retain a purchase option which will allow it to obtain a maximum equity interest of 100%. At November 30, 1995, the Trust carried this asset as a real estate investment at a net carrying value of $7.1 million, which excludes the gain from the sale.

                                                                     (Continued)

                                  MGI PROPERTIES

                    Notes to Consolidated Financial Statements


    With respect to a San Bruno, California partnership interest, the Trust is entitled to receive 50% of property cash flow and residuals through a 2% limited partnership interest (carrying value of $225,000) and has an option to increase its equity interest. In connection with a December 1991 refinancing by the partnership, the Trust has deferred the recognition of a gain of $3.7 million. Prior to the completion of the December 1991 transaction, a 1976 sale had not met the conditions for a completed sale and the Trust carried this property as real estate investment for financial reporting purposes. In addition, the Trust has a loan receivable from the partnership with a $3.1 million tax basis. Such loan is not recorded in the accompanying financial statements.

    (b) Net Gains
    In 1995, the Trust recognized gains of $3.2 million principally from the sale of one industrial building and the repayment of its loan on a Metairie, Louisiana apartment complex that had been carried as real estate owned for financial reporting purposes.

    In 1994, the Trust sold nine properties and one real estate partnership interest with an aggregate net carrying value of $20.7 million for an aggregate net sales price of $25.2 million, resulting in gains totalling $4.5 million.

(3) Leases

    All leases relating to real estate investments are operating leases;
      accordingly, rental income is reported when earned.

    Future minimum lease payments on noncancelable operating leases at commercial properties at November 30, 1995 are: $30.3 million in 1996, $25.9 million in 1997, $20.9 million in 1998, $16.6 million in 1999, $11.7 million in 2000, and $64.5 million thereafter.

    The above amounts do not include contingent rental income which is received under certain leases based upon tenant sales, ad valorem taxes, property operating expenses and/or costs to maintain common areas. Contingent rental income was $5.6 million in 1995, $5.4 million in 1994 and $3.4 million in 1993.

    Operating leases on apartments generally have a term of one year or less.

                                                                     (Continued)

                                  MGI PROPERTIES

                    Notes to Consolidated Financial Statements


(4) Mortgage and Other Loans Payable

    Mortgage and other loans payable at November 30 follow:

                                                                  1995          1994
                                                                  ----          ----
    Mortgage loans, maturing 2000 through 2014,
      at effective
      interest rates ranging from 7.56% to 8.85%            $  66,756,000  $  52,224,000
    Mortgage loan at an effective variable
      interest rate of 8.1%
      at November 30, 1994                                             --     10,884,000
    Housing revenue bond, maturing 2007, at 5.70% and
      5.40% at November 30, 1995 and 1994, respectively         5,750,000      5,750,000
    Amounts outstanding under lines of credit, at an
      effective interest rate of
      8.40% and 9.10% at November 30, 1995
      and 1994, respectively                                   12,000,000      2,000,000
    Other, with interest at 7.50% at
      November 30, 1994                                                --         96,000
                                                            -------------  -------------
                                                            $  84,506,000  $  70,954,000
                                                            =============  =============
    Weighted average interest rate                                   7.99%          8.48%
                                                                     ====           ====

    The mortgage loans payable are nonrecourse and are collateralized by certain real estate investments having a net carrying value of $107 million and the Trust's guarantee of $4.5 million. Loans require monthly principal amortization and/or a balloon payment at maturity.

    The housing revenue bond is tax exempt and is secured by real estate having a net carrying value of $4.8 million. The bond is also secured by a letter of credit which is collateralized by $2.6 million of short-term investments and U.S. Government securities. The Trust has also guaranteed $3.0 million of the debt. The base interest rate floats weekly and was 3.75% at November 30, 1995 (an effective interest rate of 5.7% due to the payment of fees).

    The Trust has lines of credit of $30.0 million and $15.0 million maturing
      August 1998 and June 1996, respectively. Both credit agreements contain restrictive covenants which, among other things, require the Trust to maintain certain financial ratios and restrict the incurrence of certain indebtedness and the making of certain investments. Borrowings under the lines are secured by mortgage and security interests in real estate having a net carrying value of $53.1 million and are subject to a variable interest rate. A fee in the amount of .25% per annum is charged on the unused amounts.

    Principal payments on mortgage and other loans payable due in the next five years and thereafter are as follows: $7.8 million in 1996, $1.9 million in 1997, $8.0 million in 1998, $2.2 million in 1999, $13.9 million in 2000, and $50.7 million thereafter.

                                                                     (Continued)

                                  MGI PROPERTIES

                    Notes to Consolidated Financial Statements


(5) Shareholders' Equity

    (a) Stock Option Plans
    Under the Trust's 1994 and 1988 stock option plans for key employees and Trustees (the "Plans"), incentive stock options with or without stock appreciation rights or nonqualified options and related stock appreciation rights may be granted to employees, and nonqualified options may be granted to Trustees. Under the Plans, options may be granted at an exercise price not less than fair market value of the Trust's common shares on the date of grant. Changes in options outstanding during the years ended November 30 were as follows:

                                          1995      1994      1993
                                          ----      ----      ----

      Balance at beginning of year       549,632   464,532   467,000

         Granted                         132,000   101,000    24,000
         Exercised                        (7,221)  (15,900)  (14,468)
         Expired                          (5,000)       --   (12,000)
                                         -------   -------   -------
      Balance at end of year             669,411   549,632   464,532
                                         =======   =======   =======
      Shares reserved for granting
          future options                 458,325   590,325   121,325
                                         =======   =======   =======

    The weighted average exercise price per option at November 30, 1995, 1994 and 1993 was $13.02, $12.62 and $12.16, respectively. The shares reserved expire by April 2004 and all outstanding options expire by April 2005. Of the options granted in fiscal 1995, 56,000 became exercisable in December 1995. Subsequent to November 30, 1995, 132,500 options were granted, of which half are currently exercisable and half are exercisable in December 1996. All other options outstanding are currently exercisable.

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

    (c) Dividend Reinvestment and Share Purchase Plan
    Under the Trust's Dividend Reinvestment and Share Purchase Plan shareholders of record who own 100 shares or more have the option of electing to receive, in full or in part, dividends in the form of MGI shares in lieu of cash. The price of shares purchased with reinvested dividends is at a 3% discount in the case of newly issued shares. If MGI purchases shares in the open market for the plan, the price for such shares is 100% of the average purchase price paid. Participants in the plan may make additional cash purchases of shares at the same price as shares purchased through the reinvestment of dividends. During the years ended November 30, 1995 and 1994 the Trust issued 18,828 shares and 4,121 shares of common stock through its Dividend Reinvestment and Share Purchase Plan, respectively.
                                                                     (Continued)

                                  MGI PROPERTIES

                    Notes to Consolidated Financial Statements



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

    The Trust made cash distributions of ordinary income and capital gains of $.90 per share ($10.3 million) in 1995, and cash distributions of ordinary income and capital gains of $.86 per share ($9.8 million) in 1994 and cash distributions of ordinary income of $.81 per share ($8.5 million) in 1993.

    On December 19, 1995, the Trust declared a dividend of $.24 per share payable on January 12, 1996 to shareholders of record on January 5, 1996.

(7) Commitments

     As of November 30, 1995, the Trust had commitments to purchase three industrial buildings located in Massachusetts totaling 224,000 square feet for an aggregate purchase price of $9.8 million. The three acquisitions were completed in December 1995. In addition, the Trust is contractually committed to approximately $2.9 million of capital and tenant improvements which are expected to be completed during 1996.

(8) Quarterly Financial Information (Unaudited)

     Quarterly results of operations for the years ended November 30, 1995 and 1994 follow:

                                                Quarter Ended
                                                -------------
           1995             February 28      May 31        August 31   November 30
           ----             -----------      ------        ---------   -----------
     Total income          $ 10,937,000  $ 11,299,000   $ 11,295,000  $ 11,858,000
     Total expenses           8,331,000     8,379,000      8,462,000     9,048,000
                            ------------  ------------   ------------  ------------
     Income before
       net gains              2,606,000     2,920,000      2,833,000     2,810,000
     Net gains                1,400,000            --             --     1,750,000
                           ------------  ------------   ------------  ------------
     Net income            $  4,006,000  $  2,920,000   $  2,833,000  $ 4,560,000
                            ============  ============   ============  ============

     Net income per share        $  .35         $ .25         $  .25        $  .40
                                 ======         =====         ======        ======

                                                Quarter Ended
                                                -------------
           1994             February 28      May 31        August 31   November 30
           ----             -----------      ------        ---------   -----------

     Total income          $ 10,816,000  $ 10,953,000   $ 11,117,000  $ 10,994,000
     Total expenses           8,369,000     8,573,000      8,530,000     8,397,000
                           ------------  ------------   ------------  ------------
     Income before
       net gains              2,447,000     2,380,000      2,587,000     2,597,000
     Net gains                  450,000            --      2,700,000     1,330,000
                           ------------  ------------   ------------  ------------
     Net income            $  2,897,000  $  2,380,000   $  5,287,000  $ 3,927,000
                            ============  ============   ============  ============

     Net income per share        $  .25         $ .21         $  .46        $  .34
                                 ======         =====         ======        ======

                                                                    Schedule III

                                 MGI PROPERTIES

                    Real Estate and Accumulated Depreciation

                                November 30, 1995

                                                                                  Gross amounts at which
                                                                                  carried at close of period
                                                Initial cost       Costs         -------------------------------
                                                ------------     capitalized                Building
                                                 Building and   subsequent to                  and
  Description         Encumbrances       Land    improvements    acquisition     Land     improvements      Total
  -----------         ------------       ----    ------------    -----------     ----     ------------      -----

Office Building:
 Charlotte, NC        $       --    $   150,000  $    933,000   $   106,000   $   150,000  $ 1,039,000 $   1,189,000
 Naperville, IL               --      1,400,000     3,318,000     1,458,000     1,400,000    4,776,000     6,176,000
 Greenville, SC               --        246,000     2,490,000       359,000       246,000    2,849,000     3,095,000
 Greenville, SC               --        213,000     1,647,000       538,000       213,000    2,185,000     2,398,000
 Ann Arbor, Ml                --        686,000     5,618,000     1,804,000       686,000    7,422,000     8,108,000
 Tampa, FL                    --      2,667,000     8,980,000       217,000     2,667,000    9,197,000    11,864,000
 Somerset, NJ                 --      3,264,000    13,379,000     1,233,000     3,264,000   14,612,000    17,876,000
 Boston, MA                  (A)      1,730,000     6,925,000       524,000     1,730,000    7,449,000     9,179,000
 Framingham, MA              (A)      2,105,000     5,109,000       350,000     2,105,000    5,459,000     7,564,000
 Boston, MA                   --        691,000     1,145,000        92,000       691,000    1,237,000     1,928,000
 Andover, MA                  --      1,263,000     6,417,000         --        1,263,000    6,417,000     7,680,000
 Boston, MA                   --        839,000       486,000         --          839,000      486,000     1,325,000
                        ----------   ----------    ----------     ---------    ----------   ----------    ----------
                              --     15,254,000    56,447,000     6,681,000    15,254,000   63,128,000     78,382,000
                        ----------   ----------    ----------     ---------    ----------   ----------    ----------
Retail:
 Hagerstown, MD               --        364,000     1,459,000         --          364,000    1,459,000     1,823,000
 Nashville, TN               (A)      1,570,000     2,655,000       505,000     1,570,000    3,160,000     4,730,000
 Baltimore, MD               (A)      2,000,000     5,710,000        (9,000)    1,832,000    5,869,000     7,701,000
 Tampa, FL               5,121,000    2,600,000     6,540,000       485,000     2,600,000    7,025,000     9,625,000
 Aurora, IL             13,171,000   12,576,000    15,372,000     1,763,000    12,576,000   17,135,000    29,711,000
 Peabody, MA                  --      4,705,000     5,753,000         --        4,705,000    5,753,000    10,458,000
                        ----------   ----------    ----------     ---------    ----------   ----------    ----------
                        18,292,000   23,815,000    37,489,000     2,744,000    23,647,000   40,401,000    64,048,000
                        ----------   ----------    ----------     ---------    ----------   ----------    ----------
Apartments:
 Harrison Township, Ml       (A)        700,000     1,948,000     9,540,000       700,000    1,488,000    12,188,000
 Tampa, FL               5,231,000    1,850,000     7,009,000       843,000     1,850,000    7,852,000     9,702,000
 Tampa, FL               5,750,000    1,178,000     4,466,000       157,000     1,178,000    4,623,000     5,801,000
 Bloomfield Hills, Ml   11,093,000    4,325,000    12,126,000     2,065,000     4,325,000   14,191,000    18,516,000
 Laurel, MD              9,501,000      613,000    12,722,000      (340,000)      613,000   12,382,000    12,995,000
 Mount Clemens, MI            --         25,000            --          --          25,000         --          25,000
                        ----------   ----------    ----------     ---------    ----------   ----------    ----------
                        31,575,000    8,691,000    38,271,000    12,265,000     8,691,000   50,536,000    59,227,000
                        ==========    =========    ==========    ==========     =========   ==========    ==========




                      Accumulated
                      epreciation
                          and          Date          Depreciable
  Description         Eamortization   acquired       life (years)
  -----------         -------------   --------       ------------

Office Building:
 Charlotte, NC          $   343,000      1/85              40
 Naperville, IL           1,642,000      8/86              20
 Greenville, SC             887,000     11/86              20
 Greenville, SC             793,000     11/86              20
 Ann Arbor, Ml            1,348,000     12/88              40
 Tampa, FL                2,593,000     12/88              25
 Somerset, NJ             2,947,000     12/88              40
 Boston, MA                 447,000      6/93              40
 Framingham, MA             307,000      9/93              40
 Boston, MA                  28,000     12/94              40
 Andover, MA                 27,000     10/95              40
 Boston, MA                      --     11/95              40
                         ----------
                         11,362,000
                         ----------

Retail:
 Hagerstown, MD             400,000     12/84              40
 Nashville, TN              938,000      8/86              40
 Baltimore, MD            1,230,000      7/87              40
 Tampa, FL                1,498,000     12/87              40
 Aurora, IL               2,728,000      5/90              40
 Peabody, MA                 48,000      8/95              40
                         ----------
                          6,842,000
                         ----------

Apartments:
 Harrison Township, Ml    5,091,000     11/74              40
 Tampa, FL                1,970,000     10/86              40
 Tampa, FL                  938,000      3/88              40
 Bloomfield Hills, Ml     4,135,000      1/89              40
 Laurel, MD               1,702,000      9/90              40
 Mount Clemens, MI              --
                         ----------
                         13,836,000
                         ----------

                                                                    Schedule III
                                                                     (Continued)
                         MGI PROPERTIES

            Real Estate and Accumulated Depreciation

                        November 30, 1995


                                                                                         Gross amounts at which
                                                                                       carried at close of period
                                               Initial cost             Costs          --------------------------
                                               ------------          capitalized                Building
                                                     Building and   subsequent to                  and
            Description   Encumbrances       Land    improvements    acquisition     Land     improvements      Total
            -----------   ------------       ----    ------------    -----------     ----     ------------      -----
 Industrial Properties
    N. Charleston, SC             --        300,000      2,738,000      52,000      300,000     2,790,000     3,090,000
    Blue Ash, OH                  --        176,000        549,000      10,000      176,000       559,000       735,000
    Blue Ash, OH                  --        129,000        398,000      71,000      129,000       469,000       598,000
    St. Louis, MO            1,074,000      218,000      1,171,000     252,000      218,000     1,423,000     1,641,000
    St. Louis, MO            1,120,000      360,000      1,337,000     100,000      360,000     1,437,000     1,797,000
    Bedford, MA                  (A)        512,000      2,062,000      33,000      512,000     2,095,000     2,607,000
    St. Louis, MO            1,444,000      570,000      1,695,000      38,000      570,000     1,733,000     2,303,000
    St. Louis, MO              766,000      500,000        708,000         --       500,000       708,000     1,208,000
    St. Louis, MO            1,027,000      300,000      1,321,000         --       300,000     1,321,000     1,621,000
    St. Louis, MO            1,264,000      613,000      1,347,000      34,000      613,000     1,381,000     1,994,000
    Wilmington, MA           4,622,000    2,390,000      4,638,000     209,000    2,390,000     4,847,000     7,237,000
    Billerica,  MA               (A)        376,000      1,749,000      68,000      376,000     1,817,000     2,193,000
    Wilmington, MA               (A)      1,394,000      3,208,000         --     1,394,000     3,208,000     4,602,000
    Bedford, MA                  (A)        662,000      1,585,000         --       662,000     1,585,000     2,247,000
    Andover, MA              4,696,000    1,441,000      5,799,000       5,000    1,441,000     5,804,000     7,245,000
    Westwood, MA                  --        548,000        967,000      18,000      548,000       985,000     1,533,000
    Billerica, MA                (A)        752,000      3,611,000         --       752,000     3,611,000     4,363,000
    Billerica, MA                (A)        420,000      1,652,000         --       420,000     1,652,000     2,072,000
    Andover, MA              4,000,000    1,185,000      5,307,000         --     1,185,000     5,307,000     6,492,000
    Chelmsford, MA                --        354,000      1,567,000     119,000      354,000     1,686,000     2,040,000
    Wilmington, MA               (A)        501,000      2,013,000      61,000      501,000     2,074,000     2,575,000
    St. Louis, MO            2,626,000      526,000      3,617,000         --       526,000     3,617,000     4,143,000
    Billerica, MA                 --        681,000      4,130,000      14,000      681,000     4,144,000     4,825,000
    Tewksbury,  MA                --      1,739,000      8,994,000         --     1,739,000     8,994,000    10,733,000
    Northborough, MA              --        514,000      1,810,000         --       514,000     1,810,000     2,324,000
    Marlborough, MA               --      1,040,000      1,303,000       8,000    1,040,000     1,311,000     2,351,000
    Littleton, MA                 --        285,000      2,091,000         --       285,000     2,091,000     2,376,000
    Chelmsford, MA                --        946,000      3,680,000         --       946,000     3,680,000     4,626,000
                            ----------   ----------     ----------   ---------   ----------    ----------    ----------
                            22,639,000   19,432,000     71,047,000   1,092,000   19,432,000    72,139,000    91,571,000
                            ----------   ----------     ----------   ---------   ----------    ----------    ----------
                            72,506,000  $67,192,000   $203,254,000 $22,782,000  $67,024,000  $226,204,000   293,228,000
                                        ===========   ============ ===========  ===========  ============
 Lines of credit            12,000,000
                            ----------
 Partnerships
    San Bruno, CA                                                                                              225,000
    Washington, D.C.                                                                                            16,000
                                                                                                                ------
                                                                                                               241,000
                                                                                                               -------
                           $84,506,000                                                                    $293,469,000
                           ===========                                                                    ============


                                Accumulated
                               depreciation
                                    and           Date      Depreciable
            Description        amortization       acquired  life (years)
            -----------        ------------       --------  ------------
  Industrial Properties
   N. Charleston, SC               778,000        12/84         40
    Blue Ash, OH                   142,000        11/85         40
    Blue Ash, OH                   120,000        11/85         40
    St. Louis, MO                  359,000        12/86         40
    St. Louis, MO                  299,000         5/87         40
    Bedford, MA                    187,000        10/92         40
    St. Louis, MO                  145,000        12/92         40
    St. Louis, MO                   59,000        12/92         40
    St. Louis, MO                  110,000        12/92         40
    St. Louis, MO                  114,000        12/92         40
    Wilmington, MA                 315,000         5/93         40
    Billerica,  MA                 145,000         7/93         40
    Wilmington, MA                 185,000         8/93         40
    Bedford, MA                     83,000        11/93         40
    Andover, MA                    296,000        11/93         40
    Westwood, MA                    73,000        11/93         40
    Billerica, MA                  181,000        12/93         40
    Billerica, MA                   83,000        12/93         40
    Andover, MA                    210,000         4/94         40
    Chelmsford, MA                  52,000        11/94         40
    Wilmington, MA                  57,000        11/94         40
    St. Louis, MO                   98,000        11/94         40
    Billerica, MA                  112,000        11/94         40
    Tewksbury,  MA                  68,000         3/95         40
    Northborough, MA                26,000         5/95         40
    Marlborough, MA                 14,000         6/95         40
    Littleton, MA                    9,000         9/95         40
    Chelmsford, MA                  15,000        10/95         40
                                   -------
                                 4,335,000
                                 ---------
                               $36,375,000
                               ===========


 (A) These properties collateralize the Trust's $45 million credit facilities.

                                                                    Schedule III
                                                                     (Continued)
                                  MGI PROPERTIES

                     Real Estate and Accumulated Depreciation

                   Years ended November 30, 1995, 1994 and 1993


A summary of real estate investments and accumulated depreciation and amortization for the three years ended November 30 follows:

Real Estate Investments
                                           1995           1994            1993
                                           ----           ----            ----
Balance at beginning of year          $ 267,530,000  $ 258,663,000   $ 209,905,000

   Add:
      Investments                        38,302,000     31,786,000      47,692,000
      Building improvements               1,825,000      2,157,000       1,688,000
      Tenant improvements                 2,542,000      1,051,000         984,000
                                      -------------  -------------   -------------
                                        310,199,000    293,657,000     260,269,000
   Deduct:
      Real estate dispositions           15,385,000     24,312,000            --
      Other                               1,345,000      1,815,000       1,606,000
                                      -------------  -------------   -------------
Balance at end of year                $ 293,469,000  $ 267,530,000   $ 258,663,000
                                      =============  =============   =============

Accumulated Depreciation and Amortization

Balance at beginning of year          $  32,029,000  $  29,992,000   $  24,583,000

   Add:
      Depreciation and amortization       7,798,000      7,638,000       6,969,000

   Deduct:
      Real estate dispositions            1,701,000      3,920,000            --
      Other                               1,751,000      1,681,000       1,560,000
                                      -------------  -------------   -------------
Balance at end of year                $  36,375,000  $  32,029,000   $  29,992,000
                                      =============  =============   =============

The aggregate cost for Federal income tax purposes of the above investments at November 30, 1995 is approximately $283 million.

Refer to Note 1 regarding the Trust's accounting policies on real estate investments and depreciation and amortization.

                                                                     Schedule IV

                                 MGI PROPERTIES

                     Mortgage and Other Loans on Real Estate

                  Years ended November 30, 1995, 1994 and 1993


A summary of mortgage and other loan activity for the years ended November 30 follows:

                                        1995           1994            1993
                                        ----           ----            ----

Balance at beginning of year     $        --    $        --    $  5,880,000 (a)

     Add:
       Additions and advances             --             --          79,000
                                 -----------    -----------      ----------
                                         --             --       5,959,000
     Less:
       Other principal reductions         --             --      (5,959,000)(a)
                                 -----------    -----------      ----------

Balance at end of year           $        --    $        --    $        --
                                 ===========    ===========    =============

Notes:
     (a) The face value of this wrap-around mortgage loan was $6,613,000 and was carried net of four first mortgage loans. At November 30, 1992, the Trust had reached agreement with the borrower to purchase the four industrial properties securing this loan. The acquisition was completed on December 31, 1992.

                                                                      Exhibit XI

                                    MGI PROPERTIES

                         Computation of Net Income Per Share
                                Assuming Full Dilution

                               Year ended November 30,

                                 1995         1994        1993          1992        1991

Income before net gains   $ 11,169,000  $ 10,011,000  $ 7,957,000  $ 5,604,000  $ 6,178,000

Net gains                    3,150,000     4,480,000           --    1,644,000           --
                          ------------  ------------  -----------  -----------  -----------
        Net income        $ 14,319,000  $ 14,491,000  $ 7,957,000  $ 7,248,000  $ 6,178,000
                          ============  ============  ===========  ===========  ===========

Weighted average number
   of common shares
   outstanding              11,487,677    11,450,451   10,574,104    9,402,476    9,396,992

Additional number of share
   equivalents assuming
   exercise of options and
   support                      82,408        91,834       55,312       20,274       16,941
                          ------------  ------------  -----------  -----------  -----------
        Weighted average
           number of shares
           assuming full
           dilution         11,570,085    11,542,285   10,629,416    9,422,750    9,413,933
                          ============  ============  ===========  ===========  ===========

Net income per share
  assuming full dilution:
     Income before net gains    $  .97        $  .87        $ .75        $ .60       $ .66

     Net gains                     .27           .39           --          .17          --
                                ------        ------        -----        -----       -----
        Net income per
           share assuming
           full dilution        $ 1.24        $ 1.26        $ .75        $ .77       $ .66
                                ======        ======        =====        =====       =====

                         Consent of Independent Auditors


 The Board of Trustees
 MGI Properties:


 We consent to incorporation by reference in the registration statements (Nos. 33-21584, 2-97270, 33-65844, 33-53433 and 33-63901) on Form S-8 of MGI
 Properties and subsidiaries of our report dated December 29, 1995, relating to the consolidated balance sheets of MGI Properties and subsidiaries as of November 30, 1995 and 1994, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows and related schedules for each of the years in the three-year period ended November 30, 1995, which report appears in the November 30, 1995 annual report on Form 10-K of MGI Properties and subsidiaries.


                                            KPMG Peat Marwick LLP





 Boston, Massachusetts
 January 31, 1996