Form 10-Q
period 1996-02-29
MGI PROPERTIES
filed 1996-04-11
CIK 68330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the Period Ended:   February 29, 1996      Commission File Number:   1-6833
                        -----------------                                ------

                                 MGI PROPERTIES
             (Exact name of registrant as specified in its charter)


           MASSACHUSETTS                                04-6268740
- -------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


                   30 Rowes Wharf, Boston, Massachusetts 02110
- --------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:       (617) 330-5335
                                                   ----------------------------

                                       N/A
- --------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X          No
                                    ------          ------

Common shares outstanding as of April 15, 1996:  11,531,336



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

                                               MGI PROPERTIES
                                      PART I -- FINANCIAL INFORMATION
                                        CONSOLIDATED BALANCE SHEETS

- ------------------------------------------------------------------------------------------------------------
                                                                February 29, 1996       November 30, 1995
                                                                       (unaudited)
- ------------------------------------------------------------------------------------------------------------
ASSETS

Real estate, at cost                                                 $304,471,000             $293,469,000
Accumulated depreciation and amortization                             (38,537,000)             (36,375,000)
- ------------------------------------------------------------------------------------------------------------
Net investments in real estate                                        265,934,000              257,094,000
Cash                                                                    1,925,000                2,456,000
Short-term investments, at cost                                         4,451,000                4,589,000
Accounts receivable                                                     2,836,000                3,354,000
Other assets                                                            8,540,000                7,158,000
============================================================================================================
                                                                     $283,686,000             $274,651,000
============================================================================================================

LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Liabilities:
Mortgage and other loans payable                                      $93,577,000              $84,506,000
Other liabilities                                                       5,236,000                5,905,000
- ------------------------------------------------------------------------------------------------------------
Total liabilities                                                      98,813,000               90,411,000

Deferred gain -- real estate                                            3,700,000                3,700,000

Shareholders' equity:
Preferred shares -- $1 par value; 6,000,000 shares authorized;
    none issued                                                                --                       --
Common shares -- $1 par value; 17,500,000 shares authorized;
    11,531,336 issued (11,502,271 at November 30, 1995)                11,531,000               11,502,000
Additional paid-in capital                                            166,750,000              166,348,000
Undistributed net income                                                2,892,000                2,690,000
- ------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                            181,173,000              180,540,000
- ------------------------------------------------------------------------------------------------------------
                                                                     $283,686,000             $274,651,000
============================================================================================================

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)

- -----------------------------------------------------------------------------------------------------------------------------
                                                                                               Three Months Ended
                                                                                  -------------------------------------------
                                                                                  February 29, 1996       February 28, 1995
- -----------------------------------------------------------------------------------------------------------------------------
INCOME
Rental and other income                                                                 $12,693,000              $10,721,000
Interest on investment securities                                                            85,000                  200,000
Other                                                                                         6,000                   16,000
- -----------------------------------------------------------------------------------------------------------------------------
Total Income                                                                             12,784,000               10,937,000
- -----------------------------------------------------------------------------------------------------------------------------

EXPENSES
Property operating expenses                                                               3,372,000                2,814,000
Real estate taxes                                                                         1,511,000                1,392,000
Depreciation and amortization                                                             2,312,000                2,039,000
Interest                                                                                  1,891,000                1,412,000
General and administrative                                                                  733,000                  674,000
- -----------------------------------------------------------------------------------------------------------------------------
Total expenses                                                                            9,819,000                8,331,000
- -----------------------------------------------------------------------------------------------------------------------------

Income before net gain                                                                    2,965,000                2,606,000
Net gain                                                                                         --                1,400,000
- -----------------------------------------------------------------------------------------------------------------------------
Net income                                                                               $2,965,000               $4,006,000
=============================================================================================================================

PER SHARE DATA
Income before net gain                                                                        $0.26                    $0.23
Net gain                                                                                         --                     0.12
- -----------------------------------------------------------------------------------------------------------------------------
Net income                                                                                    $0.26                    $0.35
=============================================================================================================================

Weighted average shares outstanding                                                      11,517,710               11,474,893
=============================================================================================================================

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)

- ---------------------------------------------------------------------------------------------------------------
                                                                               Three Months Ended
                                                                    -----------------------------------------
                                                                    February 29, 1996      February 28, 1995
- ---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                           $  2,965,000               $4,006,000
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation and amortization                                           2,312,000                2,039,000
Net gain                                                                       --               (1,400,000)
Other                                                                    (886,000)                (950,000)
- ---------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                               4,391,000                3,695,000
- ---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions of real estate                                           (10,344,000)              (1,836,000)
Additions to real estate                                               (1,059,000)              (2,142,000)
Deferred tenant charges                                                  (189,000)                (270,000)
Net proceeds from sales of real estate interests                               --                4,738,000
Other                                                                      13,000                  (26,000)
- ---------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                   (11,579,000)                 464,000
- ---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from mortgage and other loans payable, net                     9,500,000                       --
Repayment of mortgage and other loans payable                            (429,000)                (335,000)
Cash distributions                                                     (2,763,000)              (2,525,000)
Proceeds from issuance of common shares                                   211,000                   53,000
- ---------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                     6,519,000               (2,807,000)
- ---------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and short-term investments               (669,000)               1,352,000
- ---------------------------------------------------------------------------------------------------------------

CASH AND SHORT-TERM INVESTMENTS

Beginning of period                                                     7,045,000               12,892,000
- ---------------------------------------------------------------------------------------------------------------

End of period                                                          $6,376,000              $14,244,000
===============================================================================================================

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)

       -------------------------------------------------------------------------------------------
                                                                    Additional
                                                     Common           Paid-In       Undistributed
                                                     Shares           Capital         Net Income
       -------------------------------------------------------------------------------------------
       Balance at November 30, 1995               $11,502,000       $166,348,000       $2,690,000

       Net income                                          --                 --        2,965,000

       Distributions                                       --                 --      (2,763,000)

       Options exercised and other                     29,000            402,000               --

       -------------------------------------------------------------------------------------------

       Balance at February 29, 1996               $11,531,000       $166,750,000       $2,892,000
       ==========================================================================================

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

Note 2: On March 21, 1996, the Board of Trustees declared a cash dividend of $.24 per common share payable on April 12, 1996 to shareholders of record on April 4, 1996. This dividend payment will aggregate $2.8 million.

Note 3: On March 6, 1996, the Trust acquired a 140,000 square-foot research and development facility located in Tewksbury, Massachusetts for a price of $8.8 million.

Note 4: Cash paid for interest amounted to $1.9 million and $1.5 million for three-month periods ended February 29, 1996 and February 28, 1995, respectively.

Note 5: At February 29, 1996, options to purchase an aggregate of 791,911 common shares at exercise prices ranging from $7.375 to $16.125 per share were outstanding under MGI's stock option plans for key employees and trustees. All options outstanding at February 29, 1996 expire by December 2005.

Note 6: MGI intends to qualify for the year ended November 30, 1996 as a real estate investment trust under the provisions of Sections 856-860 of the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for Federal income taxes.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

        Shareholders' equity at February 29, 1996 was $181.2 million, compared to $180.5 million at November 30, 1995. The increase primarily reflects net income in excess of distributions. At February 29, 1996, financial liquidity was provided by $6.4 million in cash and investment securities and by unused lines of credit aggregating $23.5 million.

        During the first three months of fiscal 1996, the Trust acquired three Massachusetts industrial properties aggregating 233,800 square feet for a combined purchase price of $9.9 million and acquired a parcel of land located in Tampa, Florida for $0.4 million. In March 1996, the Trust acquired a 140,000 square-foot, two-story research and development building located in Tewksbury, Massachusetts for $8.8 million. The building is presently leased in its entirety to Avid Technology, Inc. Expenditures for capital and tenant improvements during the first quarter of fiscal 1996 totaled $0.6 million and $0.5 million, respectively. The capital improvements costs are largely associated with renovations to Boston office properties. The Trust is contractually committed to approximately $3.1 million of capital and tenant improvement projects which are anticipated to be completed during the balance of fiscal 1996.

        Mortgage and other loans payable totaled $93.6 million at February 29, 1996 (77% at fixed rates and 23% at floating rates), a net increase of $9.1 million compared to $84.5 million at November 30, 1995. The change represents draws from the Trust's lines of credit totaling $9.5 million offset, in part, by scheduled principal amortization of $0.4 million. Subsequent to the end of the fiscal quarter, the Trust borrowed an additional $8.0 million from its lines which was used to acquire the Tewksbury, Massachusetts property. The Trust has two loan commitments totaling $14.0 million, which are anticipated to close late in the second fiscal quarter. The average rate and term of these loans are 7.5% and thirteen years, respectively, and each will be secured by a Massachusetts property. Scheduled loan principal payments due within twelve months of February 29, 1996 total $15.6 million, which include one of the Trust's lines of credit. MGI believes it will continue to be able to extend or refinance maturing mortgage loans upon satisfactory terms.

        Cash requirements in fiscal 1996 include distributions to shareholders, capital and tenant improvements and other leasing expenditures required to maintain MGI's current occupancy levels and other investment undertakings. Principal sources of funds in the future are expected to be from property operations, mortgaging or refinancing of existing mortgages on properties and MGI's portfolio of investment securities. Other potential sources of funds include the proceeds of public or private offerings of additional equity or debt securities of the Trust or the sale of real estate investments. The cost of new borrowings or issuances of the Trust's equity securities will be measured against the anticipated returns of investments to be acquired with such funds. In lieu of proceeds from real estate sales or the sale of its equity securities, the Trust presently anticipates that the purchase of additional properties in fiscal 1996 will be primarily financed by debt and, to a lesser extent, by cash flow from operations and short-term investments. MGI believes the combination of available cash and investment securities, the value of MGI's unencumbered properties and other resources available to it are sufficient to meet its short- and long-term liquidity requirements.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


RESULTS OF OPERATIONS

        Net income for the fiscal quarter ended February 29, 1996 was $3.0 million, or $.26 per share, as compared to $4.0 million, or $.35 per share in the corresponding quarter of 1995. Included in the 1995 net income was $1.4 million, or $.12 per share of gain recognized in connection with the sale of an industrial property. Funds from operations ("FFO") totaled $5.3 million, or $.46 per share in the first quarter of fiscal 1996, compared to $4.6 million, or $.41 per share in the corresponding quarter of 1995. MGI has implemented in 1996 the National Association of Real Estate Investment Trusts recommended changes in the calculation of FFO. The new definition stipulates that in calculating FFO leasing costs should be capitalized and not deducted as an expense. This has the effect of increasing the Trust's FFO by approximately $.01 in the first quarter of fiscal 1996. The fiscal first quarter one year ago has accordingly been restated to account for $148,000 of reduced leasing expenses which results in the FFO rising from $.39 per share to $.41 per share in the first quarter of fiscal 1996. FFO is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. MGI believes FFO is an appropriate supplemental measure of operating performance. The change in FFO compared to the corresponding quarter in 1995 is attributable to the same factors that affected income before net gains in such periods with the exception of depreciation and amortization expense.

        In comparing the first quarter of fiscal 1996 to that of the previous year, the increase in net income before net gain of $0.4 million resulted principally from a $1.3 million increase in property operating income which is offset, in part, by increases in interest expense and depreciation and amortization of $0.5 million and $0.3 million, respectively. The increase in interest expense is due to the higher balance of debt during the first quarter of fiscal 1996. Property operating income is defined as rental and other income less property operating expenses and real estate taxes. The change in property operating income reflects improvement in properties owned throughout the first quarters of both fiscal 1996 and 1995, as well as the effect resulting from the sale and acquisition of properties.

Change in Property Operating Income

                 Properties Held       1995 and 1996
                Both Fiscal Years      Acquisitions            1995 Sales         Net Change
                -----------------      ------------            ----------         ----------
Industrial            (44,000)              931,000                   --             887,000
Office                267,000               181,000                   --             448,000
Apartment             110,000                    --             (371,000)           (261,000)
Retail                 67,000               154,000                   --             221,000
                      -------             ---------             ---------          ----------
                      400,000             1,266,000             (371,000)          1,295,000
                      =======             =========             =========          ==========

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


        The income growth in the industrial segment is primarily due to the eight acquisitions completed since February 28, 1995. The increase in the retail segment is largely due to the contribution of the Bradlees store in Peabody, Massachusetts which began paying rent in November 1995. The office segment has increased due to higher occupancy and to fourth quarter 1995 acquisitions. The decrease in the apartment segment is due to the sale of the Posada del Rey Apartments in Metairie, Louisiana in September 1995. The income from the remaining apartment properties has increased, reflecting increased rental rates compared to those in the first quarter of fiscal 1995.

        Also contributing to the change in income before net gains and funds from operations when fiscal 1996 is compared to fiscal 1995 is a decrease in interest income which is due generally to lower balances of short-term investments during 1996.

        Scheduled lease expirations and fiscal 1996 leasing (in square feet) are as follows:

                                        1996           Scheduled Expirations
                 Leased at             Period        Remaining     Scheduled
             February 29, 1996        Leasing          1996           1997
             -----------------        -------        -------       --------

Industrial         98.2%              204,000        119,000        527,000
Office             93.2%               33,000         70,000        202,000
Retail             96.4%               17,000         78,000         19,000
                   -----              -------        -------        -------
                   96.9%              254,000        267,000        748,000
                   =====              =======        =======        =======


        The fiscal 1997 scheduled lease expirations represent 15.9% of MGI's total commercial portfolio compared to fiscal 1996 scheduled expirations at February 28, 1995 that equaled 14.9% of the portfolio.

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

                                 MGI PROPERTIES
                               PART I - EXHIBIT A
                        COMPUTATION OF EARNINGS PER SHARE

- -------------------------------------------------------------------------------------------------------------------------

                                                                                                Three Months Ended
                                                                                          ------------------------------
                                                                                          February 29,      February 28,
                                                                                             1996             1995
- -------------------------------------------------------------------------------------------------------------------------
PRIMARY
Net income                                                                                  $2,965,000      $4,006,000
=========================================================================================================================

Weighted average number of shares outstanding during the period                             11,517,710      11,474,893
=========================================================================================================================

Primary earnings per share                                                                        $.26            $.35
=========================================================================================================================

ASSUMING FULL DILUTION
Net income                                                                                  $2,965,000      $4,006,000
=========================================================================================================================

Weighted average number of shares outstanding during the period                             11,517,710      11,474,893
=========================================================================================================================

Earnings per share assuming full dilution                                                         $.26            $.35
=========================================================================================================================

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




Date:    April   , 1996
- -----------------------             ---------------------------------------
                                    Phillip C. Vitali
                                    Executive Vice President and Treasurer
                                    (Chief Financial Officer)




Date:    April   , 1996
- -----------------------             ----------------------------------------
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




Date:    April    , 1996         /s/ Phillip C. Vitali
         ---------------         ---------------------
                                 Phillip C. Vitali
                                 Executive Vice President and Treasurer
                                 (Chief Financial Officer)




Date:    April     , 1996        /s/ David P. Morency
         ----------------        --------------------
                                 David P. Morency
                                 Controller
                                 (Principal Accounting Officer)