Form 10-Q
period 1996-05-31
MGI PROPERTIES
filed 1996-07-11
CIK 68330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the Period Ended:   May 31, 1996           Commission File Number:   1-6833
                        ------------                                     ------

                                 MGI PROPERTIES
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         MASSACHUSETTS                                   04-6268740
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                One Winthrop Square, Boston, Massachusetts 02110
- --------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:         (617) 422-6000
                                                       -------------------------

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

                               Yes  X      No
                                   ---        ---

Common shares outstanding as of July 10, 1996:  11,550,095



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

                                 MGI PROPERTIES
                         PART I -- FINANCIAL INFORMATION
                           CONSOLIDATED BALANCE SHEETS


- ------------------------------------------------------------------------------------------
                                                        May 31, 1996    November 30, 1995
                                                        (unaudited)
- ------------------------------------------------------------------------------------------
ASSETS

Real estate, at cost                                   $315,353,000         $293,469,000
Accumulated depreciation and amortization               (40,618,000)         (36,375,000)
- ------------------------------------------------------------------------------------------
Net investments in real estate                          274,735,000          257,094,000
Cash                                                      1,521,000            2,456,000
Short-term investments, at cost                           4,202,000            4,589,000
Accounts receivable                                       3,608,000            3,354,000
Other assets                                              9,277,000            7,158,000
- ------------------------------------------------------------------------------------------
                                                       $293,343,000         $274,651,000
==========================================================================================

LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Liabilities:
Mortgage and other loans payable                        $96,110,000          $84,506,000
Other liabilities                                         6,178,000            5,905,000
- ------------------------------------------------------------------------------------------
Total liabilities                                       102,288,000           90,411,000

Deferred gain -- real estate                                     --            3,700,000

Shareholders' equity:
Preferred shares -- $1 par value; 6,000,000 shares authorized;
    none issued                                                  --                   --
Common shares -- $1 par value; 17,500,000 shares authorized;
    11,538,095 issued (11,502,271 at November 30, 1995)  11,538,000           11,502,000
Additional paid-in capital                              166,852,000          166,348,000
Undistributed net income                                 12,665,000            2,690,000
- ------------------------------------------------------------------------------------------
Total shareholders' equity                              191,055,000          180,540,000
- ------------------------------------------------------------------------------------------
                                                       $293,343,000         $274,651,000
==========================================================================================

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)


- ------------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended                      Six Months Ended
                                                    ----------------------------        --------------------------------
                                                    May 31, 1996    May 31, 1995        May 31, 1996        May 31, 1995
- ------------------------------------------------------------------------------------------------------------------------

INCOME
Rental and other income                             $13,122,000    $11,161,000          $25,815,000         $21,882,000
Interest on investment securities                       100,000        122,000              185,000             322,000
Other                                                        --         16,000                6,000              32,000
- ------------------------------------------------------------------------------------------------------------------------
Total Income                                         13,222,000     11,299,000           26,006,000          22,236,000
- ------------------------------------------------------------------------------------------------------------------------

EXPENSES
Property operating expenses                           3,381,000      2,840,000            6,753,000           5,654,000
Real estate taxes                                     1,591,000      1,403,000            3,102,000           2,795,000
Depreciation and amortization                         2,238,000      2,024,000            4,550,000           4,063,000
Interest                                              2,075,000      1,399,000            3,966,000           2,811,000
General and administrative                              746,000        713,000            1,479,000           1,387,000
- ------------------------------------------------------------------------------------------------------------------------
Total expenses                                       10,031,000      8,379,000           19,850,000          16,710,000
- ------------------------------------------------------------------------------------------------------------------------

Income before net gain                                3,191,000      2,920,000            6,156,000           5,526,000
Net gain                                              9,350,000             --            9,350,000           1,400,000
- ------------------------------------------------------------------------------------------------------------------------
Net income                                          $12,541,000     $2,920,000          $15,506,000          $6,926,000
========================================================================================================================

PER SHARE DATA
Income before net gain                                    $0.28          $0.25                $0.54                $0.48
Net gain                                                   0.81             --                 0.81                 0.12
- ------------------------------------------------------------------------------------------------------------------------
Net income                                                $1.09          $0.25                $1.35                $0.60
========================================================================================================================

Weighted average shares outstanding                  11,535,008     11,484,293           11,526,406          11,479,645
========================================================================================================================

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)

- -----------------------------------------------------------------------------------------
                                                             Six Months Ended May 31,
                                                        ---------------------------------
                                                            1996                 1995
- -----------------------------------------------------------------------------------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES

Net income                                              $15,506,000         $  6,926,000
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation and amortization expense                     4,550,000            4,063,000
Net gain                                                 (9,350,000)          (1,400,000)
Other                                                    (1,576,000)          (1,042,000)
- -----------------------------------------------------------------------------------------

Net cash provided by operating activities                 9,130,000            8,547,000
- -----------------------------------------------------------------------------------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES

Acquisitions of real estate                             (19,183,000)         (10,074,000)
Additions to real estate                                 (2,832,000)          (2,629,000)
Construction in progress                                         --           (3,079,000)
Deferred tenant charges                                    (443,000)          (1,154,000)
Net proceeds from sales of real estate interests          6,072,000            4,738,000
Other                                                      (460,000)             308,000
- -----------------------------------------------------------------------------------------

Net cash used in investing activities                   (16,846,000)         (11,890,000)
- -----------------------------------------------------------------------------------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES

Additions to mortgage and other loans payable, net       14,000,000            1,000,000
Repayment of mortgage and other loans payable            (2,396,000)            (705,000)
Cash distributions                                       (5,531,000)          (5,051,000)
Proceeds from issuance of common shares                     321,000              150,000
- -----------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities       6,394,000           (4,606,000)
- -----------------------------------------------------------------------------------------

Net decrease in cash and short-term investments          (1,322,000)          (7,949,000)
- -----------------------------------------------------------------------------------------

CASH  AND  SHORT-TERM  INVESTMENTS

Beginning of period                                       7,045,000           12,892,000
- -----------------------------------------------------------------------------------------

End of period                                          $  5,723,000         $  4,943,000
========================================================================================

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)


- -----------------------------------------------------------------------------
                                                  Additional
                                       Common       Paid-In     Undistributed
                                       Shares       Capital       Net Income
- -----------------------------------------------------------------------------

Balance at November 30, 1995       $11,502,000   $166,348,000   $  2,690,000

Net income                                  --             --     15,506,000

Distributions                               --             --    (5,531,000)

Options exercised and other             36,000        504,000             --

- -----------------------------------------------------------------------------

Balance at May 31, 1996            $11,538,000   $166,852,000    $12,665,000
=============================================================================

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Note 1:  The results of the interim period are not necessarily indicative of
- ------- results to be expected for the entire fiscal year. The figures contained in this interim report are unaudited and may be subject to year-end adjustments. Certain prior year amounts have been reclassified to conform with the current year presentation. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations have been included and such adjustments include only the normal accruals.

Note 2:  On June 18, 1996, the Board of Trustees declared a cash dividend of
- ------- $.25 per common share payable on July 11, 1996 to shareholders of record on July 1, 1996. This dividend payment will aggregate $2.9 million.

Note 3:  Cash paid for interest amounted to $4.0 million and $3.1 million for
- -------  six-month periods ended May 31, 1996 and May 31, 1995, respectively.

Note 4:  At May 31, 1996, options to purchase an aggregate of 820,911 common
- ------- shares at exercise prices ranging from $7.375 to $16.75 per share were outstanding under MGI's stock option plans for key employees and trustees. All options outstanding at May 31, 1996 expire by March 2006.

Note 5:  MGI intends to qualify for the year ended November 30, 1996 as a
- ------- real estate investment trust under the provisions of Sections 856-860 of the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for Federal income taxes.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Liquidity and Capital Resources
- -------------------------------

      Shareholders' equity at May 31, 1996 was $191.1 million, compared to $180.5 million at November 30, 1995. The increase primarily reflects net income in excess of distributions. At May 31, 1996, financial liquidity was provided by $5.7 million in cash and investment securities and by unused lines of credit aggregating $34.5 million.

      During the first six months of fiscal 1996, the Trust acquired four Massachusetts industrial properties aggregating 364,000 square feet for a combined purchase price of $18.8 million and acquired a parcel of land located in Tampa, Florida for $0.4 million. Expenditures for capital and tenant improvements during the first half of fiscal 1996 totaled $1.4 million and $1.4 million, respectively. Of the capital improvements, $0.9 million is associated with the renovations of two Boston office properties, with the balance primarily representing customary capital projects in the residential and retail segments.

      Mortgage and other loans payable totaled $96.1 million at May 31, 1996, a net increase of $11.6 million, compared to $84.5 million at November 30, 1995. The change represents a combination of the addition of two mortgage loans totaling $14.0 million, which have an average rate and term of 7.6% and thirteen years, respectively, the reduction of its outstanding lines of credit balance by $1.5 million and scheduled payments of principal amortization totaling $0.9 million. Scheduled loan principal payments due within twelve months of May 31, 1996 total $13.9 million, including one of the Trust's lines of credit, which is now scheduled to mature August 1, 1996. The Trust is currently engaged in negotiating a new line under generally similar terms and conditions. MGI believes it will continue to be able to extend or refinance maturing mortgage loans upon satisfactory terms.

      Cash requirements during the second half of fiscal 1996 include distributions to shareholders, capital and tenant improvements and other leasing expenditures required to maintain MGI's occupancy levels and other investment undertakings. On July 2, 1996, the Trust completed the acquisition of 230,000 square feet of office space, 25,000 square feet of retail space plus adjacent land, currently utilized as a 523 space surface parking lot, located at two properties in Portland, Maine for a combined price of $31.2 million. The purchases were made subject to an aggregate of $21.3 million of existing debt, which bears interest at an average fixed rate of 8.7% and an average maturity of eight years, and the balance was funded with cash of $9.9 million derived primarily from advances under the Trust's lines of credit. The office and retail space is currently 99% leased. Based on current operations, MGI estimates property operating income will produce an approximate 11.5% initial return prior to interest expense. On July 1, 1996, the Trust acquired a 60,650 square-foot industrial facility located in Andover, Massachusetts for $3.9 million. The facility is 100% leased to a single tenant which is publicly traded on the New York Stock Exchange. The Trust has also entered into an agreement for the purchase of a 100,000 square-foot industrial building located in Franklin, Massachusetts for a price of approximately $5.2 million. The acquisition is subject to the satisfactory completion of due diligence and is expected to close late in the third quarter. Additionally, the Trust is contractually committed to approximately $2.1 million of capital and tenant improvement projects, which are anticipated to be completed during the balance of fiscal 1996. The Trust has reserved $1.1 million of the new mortgage proceeds to fund a portion of the improvements.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



      Principal sources of funds in the future are expected to be from property operations, mortgaging or refinancing of existing mortgages on properties and MGI's portfolio of investment securities. Other potential sources of funds include the proceeds of public or private offerings of additional equity or debt securities of the Trust or the sale of real estate investments. The cost of new borrowings or issuances of the Trust's equity securities will be measured against the anticipated returns of investments to be acquired with such funds. In lieu of proceeds from real estate sales or the sale of its equity securities, the Trust presently anticipates that the purchase of additional properties in fiscal 1996 will be financed primarily by debt and, to a lesser extent, by cash flow from operations and short-term investments. MGI believes the combination of available cash and investment securities, the value of MGI's unencumbered properties and other resources available to it are sufficient to meet its short- and long-term liquidity requirements.

Results of Operations
- ---------------------

      Net income for the fiscal quarter ended May 31, 1996, was $12.5 million, or $1.09 per share, as compared to $2.9 million, or $.25 per share, in the corresponding quarter of 1995. Included in the 1996 second quarter net income was $9.4 million, or $.81 per share, of gain recognized from the sale of MGI's interests in a 430-unit California apartment complex. Net income for the six months ended May 31, 1996, was $15.5 million, or $1.35 per share, as compared to $6.9 million, or $.60 per share, a year ago. Gains included in year-to-date net income were $9.4 million, or $.81 per share in 1996, compared to $1.4 million, or $.12 per share in 1995.

      Funds from operations ("FFO") totaled $5.4 million, or $.47 per share, in the second quarter of fiscal 1996, compared to $4.9 million, or $.43 per share, in the corresponding quarter of 1995. Funds from operations for the six months ended May 31, 1996 and 1995 were $10.7 million, or $.93 per share, and $9.6 million, or $.84 per share, respectively. MGI has implemented in 1996 the National Association of Real Estate Investment Trusts recommended changes in the calculation of FFO. The new definition stipulates that in calculating FFO leasing costs should be capitalized and not deducted as an expense. This has the effect of increasing the Trust's FFO by approximately $.02 in the first six months of fiscal 1996. The comparative period of fiscal 1995 has been restated to account for reduced leasing expenses which results in the FFO rising from $.81 per share to $.84 per share. FFO is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. MGI believes FFO is an appropriate supplemental measure of operating performance. The change in FFO, compared to the corresponding period in 1995, is attributable to the same factors that affected income before net gains in such periods, with the exception of depreciation and amortization expense.

      In comparing the second quarter of fiscal 1996 to that of the previous year, the increase in net income before net gain of approximately $0.3 million resulted principally from a $1.2 million increase in property operating income which is offset, in part, by increases in interest expense and depreciation and amortization of $0.7 million and $0.2 million, respectively. The increase in interest expense is due to the higher balance of debt primarily associated with property acquisitions. Property operating income is defined as rental and other income less property operating expenses and real estate taxes. The change in property operating income reflects the additional income from the acquisition of properties offset, in part, by the effect of the sale of properties. Income from properties owned throughout the second quarters of both fiscal 1996 and 1995, in the aggregate, is relatively unchanged.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Change in Property Operating Income for Quarter Ended May 31, 1996 Versus May 31, 1995
- --------------------------------------------------------------------------

                  Properties Held    1996 and 1995      1996 and 1995
                 Both Fiscal Years    Acquisitions          Sales          Net Change
                 -----------------   -------------      -------------      ----------
Industrial          $   13,000         $  997,000                 --       $1,010,000
Office                 134,000            205,000                 --          339,000
Apartment              (11,000)                --          $(292,000)        (303,000)
Retail                (124,000)           310,000                 --          186,000
                    ----------         ----------          ---------       ----------
                    $   12,000         $1,512,000          $(292,000)      $1,232,000
                    ==========         ==========          =========       ==========

      The income growth in the industrial segment is primarily due to the seven acquisitions completed since May 31, 1995. The increase in the retail segment is due to the contribution of the Bradlees store in Peabody, Massachusetts which began paying rent in November 1995, offset in part by the effect of increased vacancy and operating expenses at the comparable retail properties. The office segment has increased due to higher occupancy and to fourth quarter 1995 acquisitions. The decrease in the apartment segment is due to the sale of the Posada del Rey Apartments in Metairie, Louisiana in September 1995. The income from the comparable apartment and industrial properties was relatively unchanged compared to the second quarter of fiscal 1995.

      The same factors which contributed to the increase in income before net gain for the quarter also explain the $0.6 million increase in income before gain for the six months ended May 31, 1996. Property operating income has increased by $2.5 million due to the net of $2.7 million of income contributed from acquisitions and $0.4 million from comparable properties offset by $0.6 million of income lost due to the 1995 sale of the Posada del Rey Apartment. Interest expense, however, has increased by $1.2 million over the comparable six months of 1995 due to debt incurred in connection with the acquisition of properties. Depreciation and amortization has increased reflecting the greater number of properties owned. Additionally, general and administrative costs have increased, reflecting higher personnel costs.

      Scheduled lease expirations and completed leasing (in square feet) are as follows:

                                                    Scheduled Expirations
                                 Year-to-Date     ---------------------------
                  Leased at          1996         Remaining         Scheduled
                May 31, 1996       Leasing           1996              1997
                ------------     ------------     ---------         ---------

Industrial          96.9%         356,800                  --       450,000
Office              94.2%          88,900              35,000       199,000
Retail              96.3%          28,500              75,000        19,000
                    -----         -------             -------       -------
                    96.3%         474,200             110,000       668,000
                    =====         =======             =======       =======


      The fiscal 1997 scheduled lease expirations represent 13.8% of MGI's total commercial portfolio, which is approximately the same as the percentage of 1996 expirations a year ago at this time. Included in the 1997 expirations is a 97,000 square-foot office tenant in Franklin Township, New Jersey, and based upon the discussions with the tenant, management presently believes that the lease can be extended for three or more years albeit at a lower rate than is currently in effect. Management estimates that the current market rent is approximately 15% to 20% lower than the current rent.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Forward Looking Statements
- --------------------------

      Statements made or incorporated in this Report may include "forward-looking" statements, estimates or projections within the meaning of
Section 21E of Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. It is important to note that the Trust's actual results of operations or plans could differ materially from those set forth in such forward-looking statements. Certain factors which may cause such a difference include those referred to in the Item 1 discussion of the Trust's business in its Form 10-K report for the year ended November 30, 1995, including, but not limited to, the captions entitled "Environmental Matters" and "Competition, Regulation and Other Factors."

Risk Factors
- ------------

Miscellaneous Real Estate Investment Considerations
- ---------------------------------------------------

      Real estate investments and operations are subject to a number of factors, including changes in general economic climate, local conditions (such as an oversupply of space, a decline in effective rents or a reduction in the demand for real estate), competition from other available space, the ability of the owner to provide adequate maintenance, to fund capital and tenant improvements required to maintain market position and control of operating costs. In certain markets in which the Trust owns real estate, overbuilding and local or national economic conditions have combined to produce lower effective rents and/or longer absorption periods for vacant space. As the Trust re-leases space, certain effective rents may be less than those earned previously. Management believes its diversification by property type, reduces, in some measure, the risks associated with these factors and enhances opportunities for cash flow growth and capital gains potential, although there can be no assurance thereof. Furthermore, the major portion of the Trust's properties are now commercial properties located in the Northeastern region of the United States.

Other Risk Factors
- ------------------

     The Trust debt obligations subject to floating interest rates at May 31, 1996 aggregate approximately $16.3 million at an average interest rate of approximately 7.0% per annum. The Trust's exposure to possible significant increases in interest rates would adversely affect the net income, funds from operation and cash available for distribution. Under various federal, state and local laws and regulations, an owner of real estate or lender may be held liable for the costs of removal or remediation of certain hazardous or toxic substances located in, or emanating from, such properties. MGI is not aware of any material environmental liabilities or violations with respect to any of its properties. The Trust believes it has operated in a manner that permits it to qualify as a REIT under the Internal Revenue Code for each taxable year since its formation. No assurance can be given that the Trust will remain so qualified given the highly technical Code provisions for which there are only limited judicial or administrative interpretations and the determination of various factors and circumstances may not be within the Trust's control. If the Trust fails to qualify as a REIT it would be subject to Federal income tax on its taxable income at corporate rates.

                                 MGI PROPERTIES
                               PART I - EXHIBIT A
                        COMPUTATION OF EARNINGS PER SHARE


- ----------------------------------------------------------------------------------------------------
                                              Three Months Ended May 31,     Six Months Ended May 31,
                                              --------------------------     ------------------------
                                                1996          1995            1996          1995
- ----------------------------------------------------------------------------------------------------

PRIMARY
Net income                                  $12,541,000   $2,920,000      $15,506,000   $6,926,000
====================================================================================================

Weighted average number of shares
  outstanding during the period              11,535,008   11,484,293       11,526,406   11,479,645
====================================================================================================

Primary earnings per share                        $1.09        $0.25            $1.35        $0.60
====================================================================================================

ASSUMING FULL DILUTION
Net income                                  $12,541,000   $2,920,000      $15,506,000   $6,926,000
====================================================================================================

Weighted average number of shares
  outstanding during the period              11,535,008   11,484,293       11,526,406   11,479,645
====================================================================================================

Earnings per share assuming full dilution         $1.09        $0.25            $1.35        $0.60
====================================================================================================


Note: Outstanding stock options are not taken into account in the computation of
- ----  earnings per share as they are not materially dilutive.

                                 MGI PROPERTIES
                           PART II - OTHER INFORMATION


Item 1:     Legal Proceedings:   Not applicable.

Item 2:     Changes in Securities:   Not applicable.

Item 3:     Defaults upon Senior Securities:   Not applicable.

Item 4:     Submission of Matters to a Vote of Security Holders:

            The following matter was submitted to a vote of shareholders at the March 21, 1996 Annual Meeting of Shareholders:

            The election of two Trustees to serve for a term of three years expiring on the date of the Trust's Annual Meeting of Shareholders in 1999. The vote on this was Francis P. Gunning -- 10,388,607 affirmative and 98,714 withheld; and, George M. Lovejoy, Jr. -- 10,407,829 affirmative and 79,492 withheld. The election of one Trustee to serve for a term of one year expiring on the date of the Trust's Annual Meeting of Shareholders in 1997. The vote on this was William F. Murdoch, Jr. -- 10,380,269 affirmative and 107,052 withheld.

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




Date:   July 10, 1996                   /s/ Phillip C. Vitali
        -------------                   ---------------------------------------
                                        Phillip C. Vitali
                                        Executive Vice President and Treasurer
                                        (Chief Financial Officer)




Date:   July 10, 1996                   /s/ David P. Morency
        -------------                   ---------------------------------------
                                        David P. Morency
                                        Controller
                                        (Principal Accounting Officer)