Form 10-Q
period 1996-08-31
MGI PROPERTIES
filed 1996-10-11
CIK 68330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the Period Ended:    August 31, 1996     Commission File Number:      1-6833
                         ---------------                                  ------

                                 MGI PROPERTIES
             (Exact name of registrant as specified in its charter)


         MASSACHUSETTS                                 04-6268740
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


                One Winthrop Square, Boston, Massachusetts 02110
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

                                    Yes X No


Common shares outstanding as of October 10, 1996:   11,558,457



                               Page 1 of 15 pages
                        Exhibit Index appears on Page 14

                                 MGI PROPERTIES
                                      INDEX


PART I:  FINANCIAL INFORMATION                                Page No.

Item 1:  Financial Statements

Consolidated Balance Sheets                                      3

Consolidated Statements of Earnings                              4

Consolidated Statements of Cash Flow                             5

Consolidated Statements of Changes in Shareholders' Equity       6

Notes to Consolidated Financial Statements                       7

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations           8

Exhibit A:  Computation of Earnings Per Share                   13


PART II: OTHER INFORMATION

Items 1 - 6                                                     14

Signatures                                                      15

                                 MGI PROPERTIES
                         PART I -- FINANCIAL INFORMATION
                           CONSOLIDATED BALANCE SHEETS


----------------------------------------------------------------------------------
                                            August 31, 1996   November 30, 1995
                                              (unaudited)
----------------------------------------------------------------------------------
ASSETS
Real estate, at cost                          $357,263,000      $293,469,000
Accumulated depreciation and amortization      (42,852,000)      (36,375,000)
----------------------------------------------------------------------------------
Net investments in real estate                 314,411,000       257,094,000
Cash                                             2,824,000         2,456,000
Short-term investments, at cost                  4,621,000         4,589,000
Accounts receivable                              3,356,000         3,354,000
Other assets                                     9,576,000         7,158,000
==================================================================================
                                              $334,788,000      $274,651,000
==================================================================================

LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Liabilities:
Mortgage and other loans payable              $136,751,000       $84,506,000
Other liabilities                                6,335,000         5,905,000
----------------------------------------------------------------------------------
Total liabilities                              143,086,000        90,411,000

Deferred gain -- real estate                            --         3,700,000

Shareholders' equity:
Preferred shares -- $1 par value; 6,000,000
     shares authorized; none issued                     --                --
Common shares -- $1 par value;  17,500,000
     shares authorized;  11,555,957 issued
    (11,502,271 at November 30, 1995)           11,556,000        11,502,000
Additional paid-in capital                     167,077,000       166,348,000
Undistributed net income                        13,069,000         2,690,000
----------------------------------------------------------------------------------
Total shareholders' equity                     191,702,000       180,540,000
----------------------------------------------------------------------------------
                                              $334,788,000      $274,651,000
==================================================================================

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)


-------------------------------------------------------------------------------------------------------------------------------
                                                   Three Months Ended                            Nine Months Ended
-------------------------------------------------------------------------------------------------------------------------------
                                           August 31, 1996    August 31, 1995         August 31, 1996         August 31, 1995
-------------------------------------------------------------------------------------------------------------------------------
INCOME
Rental and other income                        $14,071,000        $11,193,000             $39,886,000              $33,075,000
Interest on investment securities                  116,000             86,000                 301,000                  408,000
Other                                                   --             16,000                   6,000                   48,000
-------------------------------------------------------------------------------------------------------------------------------
Total income                                    14,187,000         11,295,000              40,193,000               33,531,000
-------------------------------------------------------------------------------------------------------------------------------

EXPENSES
Property operating expenses                      3,724,000          3,053,000              10,477,000                8,707,000
Real estate taxes                                1,641,000          1,345,000               4,743,000                4,140,000
Depreciation and amortization                    2,394,000          2,101,000               6,944,000                6,164,000
Interest                                         2,458,000          1,364,000               6,424,000                4,175,000
General and administrative                         678,000            599,000               2,157,000                1,986,000
-------------------------------------------------------------------------------------------------------------------------------
Total expenses                                  10,895,000          8,462,000              30,745,000               25,172,000
-------------------------------------------------------------------------------------------------------------------------------

Income before net gain                           3,292,000          2,833,000               9,448,000                8,359,000
Net gain                                                --                 --               9,350,000                1,400,000
===============================================================================================================================
Net income                                      $3,292,000         $2,833,000             $18,798,000               $9,759,000
===============================================================================================================================

PER SHARE DATA
Net income                                           $0.28             $0.25                     $1.63                   $0.85
===============================================================================================================================

===============================================================================================================================
===============================================================================================================================
Weighted average shares outstanding             11,550,910         11,492,396              11,534,604               11,483,927
===============================================================================================================================

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)

------------------------------------------------------------------------------------------------------------
                                                                          Nine Months Ended August 31,
------------------------------------------------------------------------------------------------------------
                                                                        1996                      1995
------------------------------------------------------------------------------------------------------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES
Net income                                                            $18,798,000             $  9,759,000
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation and amortization expense                                   6,944,000                5,771,000
Net gain                                                               (9,350,000)              (1,400,000)
Other                                                                  (1,092,000)               1,023,000
------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                              15,300,000               15,153,000
------------------------------------------------------------------------------------------------------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES

Acquisitions of real estate                                           (38,627,000)             (17,410,000)
Additions to real estate                                               (4,534,000)              (3,232,000)
Deferred tenant charges                                                (1,101,000)              (2,031,000)
Net proceeds from sales of real estate interests                        6,072,000                4,738,000
Other                                                                     184,000               (1,035,000)
------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                 (38,006,000)             (18,970,000)
------------------------------------------------------------------------------------------------------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES

Proceeds from mortgage and other loans payable, net                    32,500,000               19,400,000
Repayment of mortgage and other loans payable                          (1,538,000)             (14,248,000)
Cash distributions                                                     (8,419,000)              (7,694,000)
Proceeds from sale of common shares                                       563,000                  229,000
------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                    23,106,000               (2,313,000)
------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and short-term investments                400,000               (6,130,000)
------------------------------------------------------------------------------------------------------------

CASH  AND  SHORT-TERM  INVESTMENTS

Beginning of year                                                       7,045,000               12,892,000
------------------------------------------------------------------------------------------------------------
End of period                                                        $  7,445,000             $  6,762,000
============================================================================================================

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)


-------------------------------------------------------------------------------------------
                            Additional
                                              Common           Paid-In       Undistributed
                                              Shares           Capital         Net Income
-------------------------------------------------------------------------------------------
Balance at November 30, 1995               $11,502,000       $166,348,000     $  2,690,000

Net income                                          --                 --       18,798,000

Distributions                                       --                 --      (8,419,000)

Options exercised and other                     54,000            729,000               --

-------------------------------------------------------------------------------------------

Balance at August 31, 1996                 $11,556,000       $167,077,000      $13,069,000
===========================================================================================

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

Note 2: On September 19, 1996, the Board of Trustees declared a cash dividend of $.25 per common share payable on October 11, 1996 to shareholders of record on October 1, 1996. This dividend payment will aggregate $2.9 million.

Note 3: The Trust has entered into an agreement to sell two industrial properties located in Cincinnati, Ohio for a combined purchase price of $2.1 million. The sale is expected to occur during the fourth quarter of 1996.

Note 4: During the quarter ended August 31, 1996, the Trust acquired 230,000 square feet of office space and an additional 25,000 square feet of retail space located at two properties in Portland, Maine, plus adjacent land, currently utilized as a 523-space surface parking lot, for a combined purchase price of $31.5 million. The purchases were made subject to an aggregate of $21.3 million of existing debt and only the cash portion of the purchases reflected in the accompanying statement of cash flow.

Note 5: Cash paid for interest amounted to $6.4 million and $4.6 million for the nine-month periods ended August 31, 1996 and August 31, 1995, respectively.

Note 6: At August 31, 1996, options to purchase an aggregate of 812,911 common shares at exercise prices ranging from $7.375 to $16.75 per share were outstanding under MGI's stock option plans for key employees and trustees. All options outstanding at August 31, 1996 expire by March 2006.

Note 7: MGI intends to qualify for the year ended November 30, 1996 as a real estate investment trust under the provisions of Sections 856-860 of the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for Federal income taxes.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

      Shareholders' equity at August 31, 1996 was $191.7 million, compared to $180.5 million at November 30, 1995. The increase primarily reflects net income in excess of distributions. At August 31, 1996, financial liquidity was provided by $7.4 million in cash and investment securities and by unused lines of credit aggregating $14.5 million.

      On July 2, 1996 MGI Properties ("MGI" or the "Trust") acquired 230,000 square feet of first-class office space and an additional 25,000 square feet of retail space located at two properties in Portland, Maine, plus adjacent land, currently utilized as a 523-space surface parking lots for a combined purchase price of $31.5 million. The purchases were made subject to an aggregate of $21.3 million of existing debt. In addition, during the first nine months of fiscal 1996, the Trust acquired six Massachusetts industrial properties aggregating 524,500 square feet for a combined purchase price of $27.9 million and acquired a parcel of land located in Tampa, Florida for $0.4 million. Expenditures for capital and tenant improvements during the first nine months of fiscal 1996 totaled $2.3 million and $2.2 million, respectively. Of the capital improvements, $1.2 million is associated with the renovations of two Boston office properties, $0.3 million is associated with improvement projects at apartments complexes and the balance primarily represents other capital projects.

      Mortgage and other loans payable totaled $136.8 million at August 31, 1996, a net increase of $52.3 million, compared to $84.5 million at November 30, 1995. The change represents a combination of the addition of two mortgage loans totaling $14.0 million, collateralized by the Massachusetts properties, the $21.3 million of debt associated with the Portland, Maine acquisitions, additional draws under lines of credit totaling $18.5 million and scheduled payments of principal amortization totaling $1.5 million. Scheduled loan principal payments due within twelve months of August 31, 1996 total $2.8 million. In August 1996, the Trust entered into a $15.0 million revolving credit agreement with a new lender to replace a $15.0 million line of credit which had matured under generally similar terms and conditions. MGI believes it will continue to be able to extend or refinance maturing mortgage loans upon satisfactory terms.

      Cash requirements during the balance of fiscal 1996 include distributions to shareholders, capital and tenant improvements and other leasing expenditures required to maintain MGI's occupancy levels and other investment undertakings. Additionally, the Trust is contractually committed to approximately $1.9 million of capital and tenant improvement projects, which are anticipated to be completed during the next two fiscal quarters. The Trust has reserved $1.1 million of the new mortgage proceeds to fund a portion of the improvements.

      Principal sources of funds in the future are expected to be from property operations, mortgaging or refinancing of existing mortgages on properties and MGI's portfolio of investment securities. Other potential sources of funds include the proceeds of public or private offerings of additional equity or debt securities of the Trust or the sale of real estate investments. The cost of new borrowings or issuances of the Trust's equity securities will be measured against the anticipated returns of investments to be acquired with such funds. The Trust has entered into an agreement to sell two industrial properties located in Cincinnati, Ohio for a combined purchase price of $2.1 million. The sale is expected to occur during the fourth quarter of 1996, subject to the buyer's satisfactory completion of due diligence.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


      In lieu of proceeds from future real estate sales or the sale of its equity securities, the Trust presently anticipates that the purchase of additional properties will be financed primarily by debt and, to a lesser extent, by cash flow from operations and short-term investments. MGI believes the combination of available cash and investment securities, the value of MGI's unencumbered properties and other resources available to it are sufficient to meet its short- and long-term liquidity requirements.

Results of Operations

      Net income for the fiscal quarter ended August 31, 1996 was $3.3 million, or $.28 per share, as compared to $2.9 million, or $.25 per share, in the corresponding quarter of 1995. Net income for the nine months ended August 31, 1996 was $18.8 million, or $1.63 per share, as compared to $14.5 million, or $.85 per share, a year ago. Gains included in year-to-date net income were $9.4 million, or $.81 per share, in 1996, compared to $1.4 million, or $.12 per share, in 1995.

      Funds from operations ("FFO") totaled $5.7 million in the third quarter of fiscal 1996, compared to $4.9 million, in the corresponding quarter of 1995. FFO for the nine months ended August 31, 1996 and 1995 were $16.3 million, and $14.5 million, respectively. MGI has implemented in 1996 the National Association of Real Estate Investment Trusts recommended changes in the calculation of FFO. The new definition stipulates that in calculating FFO leasing costs should be capitalized and not deducted as an expense. This has the effect of increasing the Trust's FFO by approximately $.4 million in the first nine months of fiscal 1996. The comparative period of fiscal 1995 has been restated to account for reduced leasing expenses, which results in the FFO rising from $14.1 million to $14.5 million. MGI calculates FFO in conformity with the NAREIT definition which is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. MGI believes FFO is an appropriate supplemental measure of operating performance.

      Funds from Operations              Nine Months Ended

                               August 31, 1996  August 31, 1995
                               ---------------  ---------------

Net Income                        $18,798,000     $9,759,000

Less Net Gain                       9,350,000      1,400,000

Plus building depreciation          5,349,000      5,069,000

Plus tenant improvement and
commission amortization             1,533,000      1,082,000
                                  -----------    -----------

                                  $16,330,000    $14,510,000
                                  ===========    ===========

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

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

      In comparing the third quarter of fiscal 1996 to that of the previous year, the increase in net income before net gain of approximately $0.5 million resulted principally from a $ 1.9 million increase in property operating income which is offset, in part, by increases in interest expense and depreciation and amortization of $1.1 million and $0.3 million, respectively. The increase in interest expense is due to the higher balance of debt primarily associated with property acquisitions. Property operating income is defined as rental and other income less property operating expenses and real estate taxes. The change in property operating income reflects the additional income from the acquisition of properties of $2.0 million, an increase in income from properties owned throughout the third quarters of both fiscal 1996 and 1995 of $0.4 million, and, offset, in part, by the income effect of the sale of properties of $0.5 million.

Change in Property Operating Income for Quarter Ended August 31, 1996 Versus August 31, 1995

                        Properties Held       1996 and 1995        1996 and 1995
                       Both Fiscal Years       Acquisitions            Sales             Net Change
                       -----------------       ------------        --------------        ----------
Industrial                  $238,000           $   854,000                   --           $1,092,000
Office                        15,000               807,000                   --              822,000
Apartment                    (76,000)                   --            $(456,000)            (532,000)
Retail                       210,000               319,000                   --              529,000
                             -------            ----------            ---------           ----------
                            $387,000            $1,980,000            $(456,000)          $1,911,000
                             =======             =========            =========            =========


      The income growth in the office and industrial segments is primarily due to acquisitions completed since August 31, 1995. The increase in the retail segment is largely due to the contribution of the Bradlees store in Peabody, Massachusetts which began paying rent in November 1995. The decrease in the apartment segment is largely due to the sale of the Posada del Rey Apartments in Metairie, Louisiana in September 1995. The income from the comparable industrial properties has increased compared to the third quarter of fiscal 1995 primarily due to the increase in rent at a Tewksbury, Massachusetts industrial property, reflecting the completion of a planned renovation.

      Factors similar to those which contributed to the increase in income before net gain for the third quarter also explain the $1.1 million increase in income before gain for the nine months ended August 31, 1996. Property operating income has increased by $4.4 million due to the net of $4.9 million of income contributed from acquisitions and $0.6 million of additional income from comparable properties offset by $1.1 million of income lost primarily due to the 1995 sale of the Posada del Rey Apartment. Interest expense, however, has increased by $2.2 million over the comparable nine months of 1995 due to debt incurred in connection with the acquisition of properties. Depreciation and amortization has increased reflecting the greater number of properties owned. Additionally, general and administrative costs have increased, primarily reflecting higher personnel costs.

      Scheduled lease expirations and completed leasing (in square feet) are as follows:


                                              Year-To-Date           Scheduled Expirations
                      Leased at                 1996             Remaining                Scheduled
                   August 31, 1996            Leasing               1996                     1997
                   ---------------           ----------         ------------              ---------
Industrial              98.7%                 475,100                   --                385,000
Office                  95.4%                 118,400               35,000                202,000
Retail                  92.3%                  33,400               38,000                 19,000
                        -----                --------             --------               --------
                        96.7%                 626,900               73,000                606,000
                        =====                 =======               ======                =======

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


      The fiscal 1997 scheduled lease expirations represent 11.6% of MGI's total commercial portfolio, which is approximately the same as the percentage of 1996 expirations a year ago at this time. Included in the 1997 expirations is a 97,000 square-foot office tenant in Somerset, New Jersey, and based upon the discussions with the tenant, management presently believes that the lease can be extended for three or more years albeit at a lower rate than is currently in effect. Management estimates that the current market rent is approximately 15% to 20% lower than the current rent.

Forward-Looking Statements

      Statements made or incorporated in this Report may include "forward-looking" statements, estimates or projections within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. It is important to note that the Trust's actual results of operations or plans could differ materially from those set forth in such forward-looking statements. Certain factors which may cause such a difference include those referred to in the Item 1 discussion of the Trust's business in its Form 10-K report for the year ended November 30, 1995, including, but not limited to, the captions entitled "Environmental Matters" and "Competition, Regulation and Other Factors."

Risk Factors

Miscellaneous Real Estate Investment Considerations

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

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Other Risk Factors

      The Trust's debt obligations subject to floating interest rates at August 31, 1996 aggregate approximately $36.2 million, with an average interest rate of approximately 7.6 % per annum. The Trust's exposure to possible significant increases in interest rates would adversely affect the net income, FFO and cash available for distribution. Under various federal, state and local laws and regulations, an owner of real estate or lender may be held liable for the costs of removal or remediation of certain hazardous or toxic substances located in, or emanating from, such properties. MGI is not aware of any material environmental liabilities or violations with respect to any of its properties. The Trust believes it has operated in a manner that permits it to qualify as a REIT under Internal Revenue Code for each taxable year since its formation. No assurance can be given that the Trust will remain so qualified given the highly technical Code provisions for which there are only limited judicial or administrative interpretations and the determination of various factors and circumstances may not be within the Trust's control. If the Trust fails to qualify as a REIT, it would be subject to federal income tax on its taxable income at corporate rates.

                                 MGI PROPERTIES
                               PART I - EXHIBIT A
                        COMPUTATION OF EARNINGS PER SHARE

--------------------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended August 31,Nine Months Ended August 31,
                                                                  1996            1995                1996            1995
--------------------------------------------------------------------------------------------------------------------------------
PRIMARY
Net income                                                    $  3,292,000    $  2,833,000         $18,798,000    $  9,759,000
================================================================================================================================

Weighted average number of shares
   outstanding during the period                                11,550,910      11,492,396          11,534,604      11,483,927
================================================================================================================================

Primary earnings per share                                           $0.28           $0.25               $1.63           $0.85
================================================================================================================================

ASSUMING FULL DILUTION
Net income                                                    $  3,292,000      $2,833,000         $18,798,000    $  9,759,000
================================================================================================================================

Weighted average number of shares outstanding
   during the period                                            11,550,910      11,492,396          11,534,604      11,483,927
================================================================================================================================

Earnings per share assuming full dilution                            $0.28           $0.25               $1.63           $0.85
================================================================================================================================



Note: Net income per share is based upon the weighted average shares outstanding taking tinto consideration common stock equivalents, if dilutive. Outstanding stock options are not taken into account in the computation of earnings per share as they are not materially dilutive.

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

Item 5:    Other Information:   Not applicable.

Item 6:    Exhibits and Reports on Form 8-K:

           a)   Exhibits:

                Computation of Earnings Per Share (see page 12).

           b)   Reports on Form 8-K:

                Form 8-K dated July 2, 1996
                Form 8-K/A, filed on September 16, 1996
                amending Form 8-K dated July 2, 1996
                Form 8-K dated August 30, 1996

                                 MGI PROPERTIES
                                   SIGNATURES



        Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  October 10, 1996            /s/ Phillip C. Vitali
       ----------------            ------------------------------------
                                   Phillip C. Vitali
                                   Executive Vice President and Treasurer
                                   (Chief Financial Officer)




Date:  October 10, 1996            /s/ David P. Morency
       ----------------            ------------------------------------
                                   David P. Morency
                                   Controller
                                   (Principal Accounting Officer)