Form 10-K
period 1996-11-30
MGI PROPERTIES
filed 1997-01-03
CIK 68330

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

                   For the Fiscal Year ended November 30, 1996
                           Commission File No. 1-6833

                                 MGI PROPERTIES
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Massachusetts                                 04-6268740
------------------------------------        ------------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                One Winthrop Square, Boston, Massachusetts 02110
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:   (617) 422-6000
                                                       -------------

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
Title of each class                                      on which registered
-------------------                                     ----------------------
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

As of December 31, 1996, the aggregate market value of the voting shares of the Registrant held by non-affiliates of the Registrant was $251,469,372.

Common Shares Outstanding as of November 30, 1996:   11,563,199

         The information required by Part III of Form 10-K will be incorporated by reference to a definitive proxy statement involving the election of Trustees which is expected to be filed by the Registrant pursuant to Regulation 14A within 120 days after the close of its fiscal year ended November 30, 1996.

                                                  TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I   1
         Item 1.    Business......................................................................................1
         Item 2.    Properties...................................................................................10
         Item 3.    Legal Proceedings............................................................................12
         Item 4.    Submission of Matters to a Vote Security Holders.............................................12

PART II  13
         Item 5.    Market for Registrant's Common Equity
                    and Related Stockholder Matters..............................................................13
         Item 6.    Selected Financial Data......................................................................14
         Item 7.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations................................................15
         Item 8.    Financial Statements and Supplementary Data..................................................22
         Item 9.    Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure.......................................................22

PART III 23

PART IV  24
         Item 14    Exhibits, Financial Statement Schedules
                    and Reports on Form 8-K......................................................................24

POWER OF ATTORNEY   28

SIGNATURES.......................................................................................................28

                                     PART I

Item 1.       Business
------        --------

General
-------

              MGI Properties (the "Trust" or "MGI") is an unincorporated business trust organized under the laws of the Commonwealth of Massachusetts. MGI commenced operations in 1971 as a real estate investment trust (a "REIT"). Since that time, the Trust has elected to be treated as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), and expects to continue to operate in a manner which will entitle the Trust to be so treated. For each taxable year in which the Trust qualifies as a REIT under the Internal Revenue Code, taxable income distributed to the holders of its Common Shares will not be taxable to the Trust (other than certain items of tax preference which are subject to minimum tax in the hands of the Trust). See "Investment and Operating Policies" and "Portfolio" below and the description of dividend policy included under Item 5 of this Annual Report on Form 10-K for the year ended November 30, 1996 (the "Report").

              References herein to the Trust include its wholly-owned subsidiaries.

Narrative Description of Business
---------------------------------

              MGI is a self-administered equity REIT that owns and operates a diversified portfolio of income producing real estate consisting at November 30, 1996 of 55 commercial properties and interests in five multi-family residential properties. Since 1992, the Trust has focused on the commercial segment of the real estate market, specifically industrial, office/research and development and office properties located in New England. At November 30, 1996, 48.2% of MGI's real estate assets (based on cost) were located in New England. As of such date, the Trust's commercial properties were leased to 307 tenants and aggregated 5,091,000 square feet (2,000,000 industrial, 1,195,000 office, 1,089,000 office/research and development and 807,000 retail). The multi-family properties consist of five wholly-owned residential communities aggregating 1,335 units. At November 30, 1996, the commercial and residential properties were 96.3% and 96.8% leased, respectively.

              The Trust, formerly known as Mortgage Growth Investors(R), was organized in 1971 as a Massachusetts common law business trust. MGI initially operated as a hybrid REIT with a significant portion of its assets invested in mortgage loans. In 1985, the Trust began the conversion to an equity REIT, which has direct ownership of income producing properties. The conversion was completed by January 1993.

              The Trust employs fourteen persons.

Investment and Operating Policies
---------------------------------

              The Trust's primary business objective is to increase funds from operations ("FFO"), while building additional value of its real estate investments through income growth and capital appreciation. The investment policy of the Trust in its broadest aspect is to seek income of the types permitted to a REIT under Section 856 of the Internal Revenue Code, consistent with its Declaration of Trust. Under its Declaration of Trust, the Trust is permitted to invest in a broad range of real estate investments, including, among other things, equity interests, full or participating interests in securities, whether or not secured by mortgages, interests in rents and any other interests related to real property. The Trust's policies are subject to ongoing review by the Board of Trustees and may be modified from time to time to take into consideration changes in business or economic conditions or otherwise as circumstances warrant.

              The Trust seeks to achieve its primary business objective by (1) active management of its real estate (2) a focus on maintaining the quality of its properties and the demand for its properties at a level that will support high occupancy rates, leasing attractiveness to quality tenants and increasing rental rates and (3) the acquisition of high quality properties. The Trust's investment focus with respect to type of property has, during the last several years, been directed primarily on the commercial segment of the New England real estate market, particularly industrial, office/research and development and office properties. MGI currently intends to continue this policy, but also intends to retain modest geographic diversity, as well as diversification by property type. Although MGI expects the percentage of its real estate portfolio represented by New England properties to increase, MGI, to a lesser extent, will consider property acquisitions in other markets in which favorable opportunities are similarly perceived and where MGI has a substantial presence or where the purchase of properties, on an individual or portfolio basis, or over time would establish such a presence. In the past, MGI has periodically changed its emphasis from one sector to another in accordance with its perception of market opportunities.

              MGI's philosophy has been to seek what management believes to be value-creating opportunities by acquiring quality properties that have not met their full potential frequently at a cost believed to be below replacement value. Management believes that its investments can be actively managed to create a total return which includes current income and capital appreciation. The Trust has recently operated with an individual investment parameter of below $20,000,000 (but has exceeded and may occasionally exceed this parameter) and in most cases acquires properties at prices below $10,000,000. The successful execution of this strategy has permitted MGI to profitably dispose of assets from time to time. The decision to sell specific properties or investments involves a number of factors, including the economic climate (giving effect also to the impact of tax laws and other regulatory factors), future potential and reinvestment alternatives. As indicated above, the investment focus may change, based upon the ongoing review of the Trust's policies by the Board of Trustees.

              MGI's acquisition criteria generally include several of the following factors: (i) a purchase price believed to represent a discount to estimated replacement costs; (ii) well located, high quality general purpose properties; (iii) locations in market areas that allow MGI to build upon its market presence and knowledge; (iv) sellers, frequently institutions, with an objective to liquidate, not operate, real estate; (v) properties believed capable of strong total return performance; (vi) existing leases at below market rents which may enable MGI to increase rental rates as lease terms expire; (vii) vacancies or leases with near term expirations which will enable MGI to enhance revenue through the leasing of available space; and (viii) an all cash purchase where it results in a more favorable purchase price.

              MGI's commercial portfolio, as well as the focus of its recent acquisition activity, is generally comprised of general purpose, functional buildings rather than properties characterized by demand limited to a specific type and size of tenant. Many of the Trust's properties are easily divisible so as to accommodate users of various amounts of space. MGI frequently focuses on owning and acquiring properties located in recognized business parks or at nodes with easy access to highways and commercial areas and sufficient residential support. When it is practicable, MGI seeks to increase its presence within parks or submarket locations where its owns property because of the potential operating and tenant retention benefits.

              MGI's leasing, maintenance and tenant and capital improvement activities are designed to attract and retain quality tenants and maintain high occupancy rates. MGI officers typically work with local property managers to actively manage its real estate portfolio. Generally, MGI is directly involved in establishing the strategic direction for each property, identifying new tenants, negotiating leases, budgeting and monitoring operating performance and implementing and directing significant renovations and rehabilitations. The local property managers provide on-site management and leasing services, typically with a staff that works solely on MGI's assets. At this time, MGI believes that using local property management companies provides cost effective management and results in improved access to significant market information and improved tenant satisfaction as a result of the personnel dedicated solely to MGI's properties. In the future the Trust may internalize the property management function with respect to its New England properties if it determines that such management will improve service, reduce operating costs or provide a strategic competitive advantage.

              MGI seeks to maintain a well-balanced, conservative and flexible capital structure by: (i) maintaining a conservative dividend pay-out ratio that enables MGI to both reinvest in capital and tenant improvements for existing properties and increase cash available for investment; (ii) borrowing primarily at fixed rates; (iii) extending and sequencing the maturity dates of its debt; and (iv) maintaining conservative debt service coverage ratios. Management believes that these strategies have enabled and should continue to enable the Trust to access debt and equity capital markets for its long-term investment requirements, although there can be no assurance thereof.

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

              The Trust's business is limited to investments in real estate, direct or indirect, including investments in and possible future acquisitions of real estate companies, including those with development or property management capability. To the extent that the Trust has assets not otherwise invested in real estate, the Trust may invest such assets in other securities, including United States government obligations and commercial paper, so long as, in the opinion of the Trustees, such securities may be held without jeopardizing the Trust's qualification as a REIT under the Internal Revenue Code.

              Funds necessary to conduct operations are provided from rental and interest income, mortgaging of equity investments, lines of credit, corporate borrowings, sale of marketable securities and loan repayments and amortization. Such operations include the Trust's continuous incurrence of costs, reimbursed and unreimbursed, for improvements and renovations of its existing properties in order to maintain and enhance their value. From time to time, as and to the extent conditions warrant, the Trust operates on a leveraged basis by incurring indebtedness in order to increase its capital available for investment when, in the Trustees' judgment, the Trust will benefit thereby (see "Risk Factors -- Leverage"). There is no assurance at any given time that borrowed funds will be available or that the terms and conditions of such borrowings will be satisfactory. The Trust may employ short-term or long-term borrowings to fund some of its investments. Reference is made to Note 4 of the Notes to Consolidated Financial Statements included in Item 14 below.

Portfolio
---------

         The Trust's portfolio at November 30, 1996 consisted of investments in fifty-five commercial properties and interests in five multi-family residential properties. Included in commercial properties and classified as "Other" are three land investments and a 4% partnership investment.

         The Trust's real estate investments can be classified by type of properties and geographic location. As of November 30, 1996, the Trust's real estate investments were diversified by property type as follows:

                                                                                            % of
                                                                                          Portfolio
                                                                           % of         Based on 1996
                                                                         Portfolio         Property
                                Number of           Square Feet/           Based           Operating               %
                                Properties             Units              on Cost           Income               Leased
                                ----------             -----              -------           ------               ------
Industrial                          19                2,000,000            18.4%              22.8%                97.9%
Office/R&D                          12                1,089,000            14.4%              17.9%               100.0%
Office                              14                1,195,000            31.3%              26.7%                95.7%
Retail                               6                  807,000            18.1%              15.4%                88.3%
Other                                4                       --             0.8%               0.6%               100.0%
                                     -                ---------            -----              -----                -----
Total Commercial                    55                5,091,000            83.0%              83.4%                96.3%
                                                      =========                                                    =====

Multi-Family                         5                    1,335            17.0%              16.6%                96.8%
                                     -                    =====            -----              -----                =====

Total Portfolio                     60                                    100.0%             100.0%                96.4%
                                    ==                                    ======             ======                ====


         As of November 30, 1996, the Trust's real estate investments were diversified by geographic region as follows:

                                                                                                     % of
                                                                                                  Portfolio
                                                                                   % of         Based on 1996
                                            Square Feet of                      Portfolio          Property
                             Number of        Commercial        Apartment         Based            Operating            %
Location                    Properties         Property           Units          on Cost             Income           Leased
--------                    ----------         --------           -----          -------             ------           ------
New England                     32             3,104,000              --           48.2%              50.9%            98.1%
Mid-West                        13               996,000             722           25.5%              24.3%            92.9%
Southeast                       10               637,000             376           14.9%              11.7%            95.9%
Mid-Atlantic                     5               354,000             237           11.4%              13.1%            97.3%
                                 -              --------             ---           -----              -----            -----

Total Portfolio                 60             5,091,000           1,335          100.0%             100.0%              96.4%
                                ==             =========           =====          ======             ======              =====


         Lease terms relating to the Trust's properties range from tenancies-at-will up to twenty-five years. The Trust leases commercial space to 307 commercial tenants, including 173 office tenants, 66 retail tenants, 47 industrial tenants and 21 office/research and development tenants.

         Additional information concerning the Trust's mortgage and real estate investments is set forth under Item 2 and in Notes 1, 2, 3, 4 and 8 in the Notes to Consolidated Financial Statements and Schedule III of the Financial Statement
Schedule included in Item 14 below.

Competition, Regulation and Other Factors
-----------------------------------------

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

         The Trust has been able to compete effectively despite recessionary conditions in certain regions from time to time and believes that it will be able to do so in the future, by reason of the diverse make-up of its income producing properties, as well as their modest geographic diversity (as of November 30, 1996, 48.2% of the Trust's properties are in New England) and the diversity of its tenant base. However, recessionary economic conditions in certain regions or any adverse changes in local or national economic conditions could result in the inability of some existing tenants of the Trust to meet their lease or other obligations and could otherwise adversely affect the Trust's ability to attract or retain tenants. Management believes, however, that by reason of the factors stated above and the Trust's financial strength and operating practices, particularly its ability to implement renovations and improvements, it will be able to maintain occupancies and, over time, increase rental income from its properties (although there can be no assurance thereof).

RISK FACTORS
------------

Leverage

         The Trust's obligations for borrowed money totaled $138.5 million at November 30, 1996. Although the Trust currently intends to limit the extent of its borrowing to not more than 45% of its total assets, the formation documents of the Trust do not contain any limitation on the amount or percentage of indebtedness the Trust might incur, however, the Trustees reserve the right to increase such leverage. The Trust has been actively exploring property acquisitions in the past and expects to continue to do so in the future. In connection with these activities or in connection with the refinancing of existing indebtedness, the Trust may incur additional borrowings in the future. Increases in the Trust's leverage could increase the risk of default under its outstanding indebtedness. The Trust's failure to pay its debt obligations when due could result in the Trust's loss of the properties collateralizing such indebtedness or otherwise adversely affect the Trust.

         The Trust's debt obligations subject to floating interest rates at November 30, 1996 aggregate approximately $33.8 million at a weighted average interest rate of approximately 7.3% and represented 24.4% of the Trust's outstanding debt. Significant increases in interest rates on floating rate debt would adversely affect the net income, funds from operations and cash available for distribution to shareholders. These risks may inhibit the Trust's ability to raise capital, particularly through the issuance of equity securities.

Geographic Concentration

         The Trust's operating income and the value of its properties may be affected by a number of factors, including the local economic climate (which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply of or reduced demand for commercial or other properties). At November 30, 1996, approximately 50% of MGI's real estate assets, based on cost, were located in New England, primarily in the suburban Boston area. The concentration of the Trust's assets in the New England area may increase in the near term. The Trust's performance and its ability to make distributions to shareholders is largely dependent on the economic conditions in the markets where the Trust's properties are located. There can be no assurance as to the continued growth of the economy in these markets or other markets upon which the Trust's tenants depend. Negative economic changes in these markets may, therefore, adversely affect the Trust.

Miscellaneous Real Estate Investment Considerations

         Real property investments are subject to varying degrees of risk. The returns available from equity investments in real estate depend in large part on the amount of income generated and expenses incurred. If the Trust's properties do not generate revenues sufficient to meet operating expenses, including debt service, tenant improvements, leasing commissions and other capital expenditures, the Trust may have to borrow additional amounts to cover costs, and the Trust's cash flow and ability to make distributions to its shareholders will be adversely affected.

         The Trust's operating income and the value of its properties may be adversely affected by a number of factors, including the national economic climate; the local economic climate; local real estate conditions; the perceptions of prospective tenants of the attractiveness of the property; the ability of the Trust to provide adequate management, maintenance and insurance; and increased operating costs (including real estate taxes and utilities). In addition, real estate values and income from properties are also affected by such factors as applicable laws, including tax laws, interest rate levels and the availability of financing.

         Numerous office and industrial properties compete with the Trust's properties in attracting tenants to lease space. Some of these competing properties are newer or in more desirable locations that some of the Trust's properties. Significant development of office or industrial properties in a particular area could have a material effect on the Trust's ability to lease space in its properties and on the rents charged.

         The Trust will be subject to the risks that upon expiration of leases for space located in its properties, the leases may not be renewed, the space may not be re-let or the terms of renewal or re-letting (including the cost of required renovations) may be less favorable than current lease terms. If the Trust were unable to promptly re-let or renew the leases for all or a substantial portion of this space or if the rental rates upon such renewal or re-letting were significantly lower than expected rates, then the Trust's cash flow and ability to make distributions to shareholders may be adversely affected.

         Although the Trust believes the properties are generally multi-purpose and could be re-let to other tenants, some properties could require reconfiguration or remodeling before the property could be re-let to other tenants. Any such required activity could delay immediate occupancy by the re-letting tenant.

         Equity real estate investments are relatively illiquid. Such illiquidity will tend to limit the ability of the Trust to vary its portfolio promptly in response to changes in economic or other conditions. In addition, the Internal Revenue Code of 1986 limits the Trust's ability to sell properties held for fewer than four years, which may affect the Trust's ability to sell properties without adversely affecting returns to holders of Common Shares.

         Because increases in certain taxes and expenses are not always passed through to tenants under leases, such increases may adversely affect the Trust's cash flow and its ability to make distributions to shareholders. The Trust's properties are also subject to various federal, state and local regulatory requirements, such as the Americans with Disabilities Act and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. The Trust believes that the properties are currently in compliance with all such regulatory requirements. However, there can be no assurance that these requirements will not be changed or that new requirements will not be imposed which would require significant unanticipated expenditures by the Trust and could have an adverse effect on the Trust's cash flow and distributions.

Financial Condition and Bankruptcy of Tenants

         The Trust's net income, funds from operations and cash available for distribution would be adversely affected if a significant tenant or a significant number of tenants becomes unable to meet their obligations. In the event of a default by a tenant, the Trust could experience delays and incur substantial costs in enforcing its rights as lessor. Upon such a default, the Trust's cash flow could also be reduced if the Trust was unable to re-lease, upon satisfactory terms, any significant portion of its properties.

         At any time, a tenant of the Trust's properties may seek the protection of the bankruptcy laws, which could result in the rejection and termination of such tenant's lease and thereby cause a reduction in the Trust's net income, funds from operations and cash available for distribution. No assurance can be given that tenants will not file for bankruptcy protection in the future or, if any tenants file, that they will affirm their leases and continue to make rental payments in a timely manner. Furthermore, protection of the Trust's investments may require foreclosure or other action leading to acquisition of title to properties underlying its mortgage loans or similar investments. Currently, at lease one significant tenant (Bradlees, Inc.) is operating under Chapter 11 of the Federal Bankruptcy Code. Although its lease with the Trust has been affirmed, there can be no assurance that future operating performance will not be adversely affected by developments with respect to Bradlees, Inc.

Possible Environmental Liabilities

         Under various Federal, state and local laws, ordinances and regulations, such as the Comprehensive Environmental Response Compensation and Liability Act or "CERCLA," and common laws, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property as well as certain other costs, including governmental fines and injuries to persons and property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to remediate such substances properly, may adversely affect the owner's or operator's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real property for personal injuries associated with asbestos-containing materials.

         Substantially all of the Trust's properties have been subjected to Phase I or similar environmental audits by independent environmental consultants. These environmental audit reports have not revealed any potential significant environmental liability, nor is the Trust aware of any environmental liability with respect to its properties that it believes would have a material adverse effect on the Trust's business, properties or results of operations. This evaluation however, could prove to be incorrect depending on certain factors. For example, the Trust's assessments may not reveal all environmental liabilities or there may be material environmental liabilities of which the Trust is unaware. In addition, assumptions regarding groundwater flow and the existence of contamination are based on available sampling data, and there are no assurances that the data is reliable in all cases. Moreover, there can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Trust's properties will not be affected by tenants, by the condition of land or operations in the vicinity of the Trust's properties (such as the presence of underground storage tanks), or by third parties unrelated to the Trust.

         Some tenants use or generate hazardous substances in the ordinance course of their respective businesses. These tenants are required under their leases to comply with all applicable laws and have agreed to indemnify the Trust for any claims resulting from noncompliance, and the Trust is not aware of any environmental problems results from the tenants' use or generation of hazardous substances. There are no assurances that all tenants will comply with the terms of their leases or remain solvent and that the Trust may not at some point be responsible for contamination caused by such tenants.

Insurance
---------

         Although there can be no assurance thereof, MGI carries comprehensive general liability coverage and umbrella liability coverage on all of its properties with limits of liability deemed adequate to insure against liability claims and provide for cost of defense. The Trust is also insured against the risk of physical loss in amounts estimated to be adequate to reimburse it on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period. However, there can be no assurance that this coverage will be adequate or that it will insure all of the risks to which the Trust's properties are subject. By reason of the high cost of earthquake and flood insurance and the fluctuations in price and availability, management has determined that the risk of loss due to earthquake and flood does not currently justify the cost of such coverage, however, management may periodically reconsider its position

Adverse Consequence of Failure to Qualify as a REIT and Other Tax Risks
-----------------------------------------------------------------------

         The Trust believes that it has operated in a manner that permits it to qualify as a REIT under the Internal Revenue Code for each taxable year since its formation. No assurance can be given that the Trust will be able to continue to operate in a manner so as to qualify or remain so qualified. Qualification as a REIT involves the application of highly technical Code provisions for which there are only limited judicial or administrative interpretations and the determination of various factual matters and circumstances not entirely within the Trust's control. For example, in order to qualify as a REIT, at least 95% of the Trust's gross income in any year must be derived from qualifying sources and the Trust must make distributions to shareholders equal to 95% of its REIT taxable income (excluding net capital gains). Further, no assurance can be given that new legislation, regulations or administrative decisions will not change the tax law with respect to REIT qualification or the Federal income tax consequences of such qualification. If the Trust fails to qualify as a REIT, it will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at corporate rates. Unless entitled to relief under certain statutory provisions, the Trust could also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would reduce the net earnings available for investment or distribution to shareholders because of the additional tax liability for the year or years involved. In addition, distributions would no longer be required to be made. To the extent that distributions to shareholders have already been made in anticipation of its assumed qualification as a REIT, the Trust could be required to borrow funds or to liquidate certain of its investments to pay the applicable tax. The failure to qualify as a REIT may also constitute a default under certain Trust indebtedness.

Item 2.       Properties.
------        -----------

             The following table sets forth certain information concerning the Trust's properties at November 30, 1996.

====================================================================================================================================
                                                                        Scheduled
                                   Net Carrying Value    Percentage  Lease Expirations  Number of                          Lease
INDUSTRIAL               Sq. Ft.    Dollars     Sq. Ft.   Leased      1997       1998   Tenants   Principal Tenant      Expiration
------------------------------------------------------------------------------------------------------------------------------------
Distribution and Manufacturing
Wilmington, MA            294,000  $6,792,000   $23.10      100%        20%       14%       4      Avon Dispatch            5/31/00
St. Louis, MO             200,600   3,955,000    19.72      100%       100%       --        1      Home Decorators          8/31/97
N. Charleston, SC         191,900   2,239,000    11.67      100%        --       100%       1      Mill Transportation     12/31/97
Northborough, MA          102,300   2,274,000    22.23      100%        24%       22%       3      Filene's Basement        9/15/01
St. Louis, MO              95,600   2,099,000    21.96      100%        --        75%       2      S. P. Richards           8/31/98
Franklin, MA               65,300   3,171,000    48.56      100%        --        --        1      Harris Wholesale         2/28/01
St. Louis, MO              61,300   1,450,000    23.65      100%        53%       47%       2      I.C.S.                   4/15/97
St. Louis, MO              61,200   1,473,000    24.07      100%        --       100%       1      Tyler Mountain Water    12/31/97
St. Louis, MO              41,000   1,129,000    27.54      100%        --        --        2      ZEPP Manufacturing       5/31/00

Flex
Tewksbury, MA             189,200  10,334,000    54.62      100%        --        --        1      Avid Technology          6/30/10
Wilmington, MA            109,400   4,407,000    40.28      100%        --        8%        3      United Shoe Machinery   12/31/01
Wilmington, MA            100,200   2,461,000    24.56      100%        --        --        2      Datawatch                4/30/99
Franklin, MA              100,000   5,066,000    50.66      100%        --        --        1      Thermo Instruments        2/1/06
                                                                                                   Systems
Bedford, MA                93,200   2,365,000    25.38      100%        --        --        3      Imaging Tech             7/31/01
Franklin, MA               83,500   3,780,000    45.27      100%        --        --        2      Chromatic                6/30/97
Marlborough, MA            75,000   2,791,000    37.21       63%        --        25%       3      NMC Homecare            12/31/00
Marlborough, MA            59,400   2,304,000    38.79      100%        --        59%       4      Diebold Incorporated    11/30/02
St. Louis, MO              40,900   1,219,000    29.80      100%         3%       97%       8      Southtown Machining      4/30/98
St. Louis, MO              35,600   1,889,000    53.06       61%        20%       23%       3      Vanstar Corporation      5/31/97
------------------------------------------------------------------------------------------------------------------------------------
Total                   1,999,600  $61,198,000  $30.61       98%        16%       26%     47
====================================================================================================================================
OFFICE/RESEARCH AND DEVELOPMENT
------------------------------------------------------------------------------------------------------------------------------------
Tewksbury, MA             140,000  $8,806,000   $62.90      100%        --        --        1      Avid Technology          6/30/10
Andover, MA               128,400   6,149,000    47.89      100%        --        --        1      Hewlett Packard          7/31/99
Billerica, MA             122,300   4,591,000    37.54      100%        --        --        1      Precision Robots         7/31/01
Chelmsford, MA            108,500   4,522,000    41.68      100%        --        --        1      Telebit, Inc.           12/31/99
Andover, MA               105,500   6,803,000    64.48      100%        --        --        1      ISI Systems, Inc.        4/30/99
Billerica, MA             100,000   4,092,000    40.92      100%        --       100%       1      Bay Networks             6/30/98
Chelmsford, MA             70,900   1,934,000    27.28      100%         9%       86%       6      W.J. Schaffer Assoc.      7/31/98
Bedford, MA                70,600   2,125,000    30.10      100%        --       100%       1      Atex Publishing          7/31/98
Littleton, MA              66,500   2,315,000    34.81      100%        --        78%       4      X-Rite                  12/31/97
Andover, MA                60,600   3,960,000    65.35      100%        --        --        1      Cabletron                5/31/01
Billerica, MA              60,000   1,983,000    33.05      100%        --        --        2      Bay Networks             3/30/00
Billerica, MA              56,300   1,948,000    34.60      100%        --        --        1      Bay Networks            12/31/99
------------------------------------------------------------------------------------------------------------------------------------
Total                   1,089,600  $49,228,000  $45.18      100%         1%      26%      21
====================================================================================================================================




Item 2.       Properties.  (continued)
------        ----------
====================================================================================================================================
                                                                        Scheduled
                                  Net Carrying  Value    Percentage  Lease Expirations  Number of                          Lease
OFFICE                   Sq. Ft.    Dollars     Sq. Ft.   Leased      1997       1998   Tenants   Principal Tenant      Expiration
------------------------------------------------------------------------------------------------------------------------------------
Somerset, NJ            178,500  $14,513,000   $81.31       95%        2%        8%       14     Merrill Lynch              6/30/00
Portland, ME            149,200   16,869,000   113.06       99%        1%        2%       14     UNUM Life Insurance Co.    1/31/01
Tampa, FL               122,400    8,974,000    73.32       93%       34%        7%       17     Olsten Kimberly Quality    2/28/97
                                                                                                 Care
Boston, MA              111,000   10,237,000    92.23       93%       13%       12%        7     Cambridge Associates       4/26/99
Framingham, MA          109,000    7,122,000    65.34       93%       29%       15%       26     IDG Expo                  11/30/99
Portland, ME            104,700   12,114,000   115.81       98%        1%       11%       10     People's Bank              7/31/04
Andover, MA              97,700    7,688,000    78.69       95%       --         3%       11     Computer Associates       12/31/02
Ann Arbor, MI            81,200    6,514,000    80.22      100%        2%        5%        3     Comshare                   2/28/05
Naperville, IL           65,300    4,257,000    65.19      100%        7%       17%       15     Eby Brown                  7/31/04
Greenville, SC           48,700    2,134,000    43.82       94%       28%       17%       25     S.C. Tax Commission        6/30/01
Greenville, SC           46,300    1,590,000    34.34      100%       --        26%        6     S.C. Voc. Rehab. Dept.    11/30/98
Boston, MA               37,600    2,588,000    68.83       81%        6%        6%       13     ML Securities              9/30/99
Boston, MA               27,100    1,588,000    58.60       98%       22%       44%       10     N. E. Realty Resources    11/03/03
Charlotte, NC            16,300      948,000    58.16      100%       47%        --        2     Comprehensive Medical      3/31/97
------------------------------------------------------------------------------------------------------------------------------------
Total                 1,195,000  $97,136,000   $81.29       96%       11%       10%      173
====================================================================================================================================
RETAIL
------------------------------------------------------------------------------------------------------------------------------------
Aurora, IL              313,100  $26,480,000   $84.57       75%        3%       18%       24      Best Buy                   8/31/10
Baltimore, MD           134,800    6,396,000    47.45      100%        --        7%       14      Kmart Corp.               11/30/05
Nashville, TN           111,400    3,681,000    33.04       95%        1%        7%        8      Burlington Coat Factory    1/31/10
Peabody, MA             106,900   10,139,000    94.85      100%        --        --        1      Bradlees                  10/31/16
Temple Terrace, FL      100,500    7,863,000    78.24       91%        1%        8%       18      Publix Supermarket        11/30/06
Hagerstown, MD           40,200    1,387,000    34.50      100%        --        --        1      Giant Food Stores, Inc.   12/31/04
------------------------------------------------------------------------------------------------------------------------------------
Total                   806,900  $55,946,000   $69.33       88%        1%       10%      66
====================================================================================================================================



====================================================================================================================================
                                   Net Carrying Value     Percentage
APARTMENT                 Units   Dollars     Per Unit      Leased
------------------------------------------------------------------------------------------------------------------------------------
Harrison Township, MI       376   $7,418,000   $19,729        96%
Bloomfield Hills, MI        346   13,938,000    40,283       100%
Tampa, FL                   264    7,552,000    28,606        94%
Laurel, MD                  237   11,066,000    46,692        93%
Tampa, FL                   112    4,943,000    44,134        98%
------------------------------------------------------------------------------------------------------------------------------------
Total                     1,335  $44,917,000   $33,646        96%
====================================================================================================================================
                                   Net Carrying Value
OTHER                             Dollars
------------------------------------------------------------------------------------------------------------------------------------
Land                              $2,773,000
Partnership                           16,000
------------------------------------------------------------------------------------------------------------------------------------
Total                             $2,789,000
====================================================================================================================================



Note:    See Note 2 of the Notes to Consolidated Financial Statements included under Item 14 of this Report.

              Reference is made to Notes 1, 2 and 3 in the Notes to the Consolidated Financial Statements and Schedule III of the Financial Statement Schedule for descriptions of the Trust's investments and properties.

Executive Office.
----------------
              The Trust's headquarters, at One Winthrop Square, Boston, Massachusetts, includes approximately 9,320 square feet. The building is owned by the Trust and, accordingly, no rent expense or rental income has been recorded since occupying the space in April of 1996.

Item 3.       Legal Proceedings.
------        -----------------
              There are no material legal proceedings to which the Trust or any of its subsidiaries are a party or with respect to which any of their property is subject.

Item 4.       Submission of Matters to a
------        Vote of Security Holders.
              ------------------------
              Not applicable.

                                     PART II
                                     -------


Item 5.       Market for Registrant's Common Equity
------        and Related Stockholder Matters.
              -------------------------------

              (a)  Market Information and Dividends.

              The principal market on which the Trust's common shares are traded is the New York Stock Exchange, under the symbol MGI. The table below sets forth, for the fiscal quarters indicated, the high and low sales prices on the New York Stock Exchange of the Trust's common shares and dividends paid per common share.



                                                    Sales Price
           Fiscal                      -------------------------------------
            1996                       High                          Low                        Dividends
            ----                       ----                          ---                        ---------
First Quarter                          17 1/4                        15 7/8                       $.24
Second Quarter                         17 1/2                        16 1/4                       $.24
Third Quarter                          18 5/8                        16 5/8                       $.25
Fourth Quarter                         20 3/8                        18 1/8                       $.25


                                                  Sales Price
                                       -------------------------------------
           Fiscal
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
Fourth Quarter                         16 1/8                        14 7/8                       $.23



              On December 19, 1996, the Board of Trustees declared a dividend of $.27 per share payable on January 10, 1997 to shareholders of record on January 2, 1997.

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

              (b)  Approximate Number of Holders of Common Shares.

                                                        Approximate Number
                                                        of Holders of Record
Title of Class                                        (as of December 31, 1996)
--------------                                        -------------------------

Common Shares, $1.00                                              2,600
   par value

Item 6.  Selected Financial Data
------   -----------------------

====================================================================================================================================
                                                                    Five Years Ended November 30,
                                             ---------------------------------------------------------------------------------------
                                              1996             1995              1994             1993              1992
SUMMARY OF OPERATIONS
Rental and other income                     $54,507,000     $  44,875,000   $  43,486,000   $   36,185,000   $   27,987,000
Property operating expenses and
     real estate taxes                       20,589,000        17,423,000      17,392,000       14,284,000       11,123,000
------------------------------------------------------------------------------------------------------------------------------------
Property Operating Income                    33,918,000        27,452,000      26,094,000       21,901,000       16,864,000
Interest income                                 421,000           514,000         394,000          713,000        2,602,000
Less expenses:
Depreciation and amortization                 9,463,000         8,339,000       8,116,000        7,407,000        6,315,000
Interest                                      9,198,000         5,807,000       5,781,000        5,059,000        5,511,000
General and administrative                    2,873,000         2,651,000       2,580,000        2,191,000        2,036,000
------------------------------------------------------------------------------------------------------------------------------------
Income before net gains                      12,805,000        11,169,000      10,011,000        7,957,000        5,604,000
Net gains                                    11,500,000         3,150,000       4,480,000              --         1,644,000
------------------------------------------------------------------------------------------------------------------------------------
Net income                                $  24,305,000     $  14,319,000  $   14,491,000    $   7,957,000   $    7,248,000
====================================================================================================================================
Net income per share                             $2.11              $1.25           $1.26           $  .75           $  .77
====================================================================================================================================
Dividends per share                             $  .98              $ .90          $  .86           $  .81           $  .80
====================================================================================================================================
Funds from operations                      $22,169,000      $  19,492,000   $  18,111,000     $ 15,346,000    $  11,899,000
====================================================================================================================================
Weighted average shares outstanding         11,540,972         11,487,677      11,450,451       10,574,104        9,402,476
====================================================================================================================================
SUMMARY OF FINANCIAL POSITION
Investments in real estate, at cost        $356,024,000      $293,469,000    $267,530,000     $258,663,000     $209,905,000
------------------------------------------------------------------------------------------------------------------------------------
Total assets                               $339,664,000      $274,651,000    $255,971,000     $246,700,000     $214,161,000
------------------------------------------------------------------------------------------------------------------------------------
Mortgage loans payable                     $138,547,000     $  84,506,000    $ 70,954,000     $ 66,949,000    $  60,571,000
------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                 $194,435,000      $180,540,000    $176,095,000     $171,039,000     $145,748,000
====================================================================================================================================

Note:
Reference is made to the Index to Consolidated Financial Statements filed as part of this report under Item 14. Item 6, Selected Financial Data, should be read in conjunction with the Consolidated Financial Statements and the related notes appearing elsewhere herein.

Item 7.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations
              ---------------------------------------------

OVERVIEW

         MGI is a self-administered equity REIT that owns and operates a diversified portfolio of income producing real estate consisting of 55 commercial properties and five multifamily residential properties. Since 1992, the Trust has focused on the commercial segment of the real estate market, specifically industrial and office properties located in New England. At November 30, 1996, 48.2%, based upon cost, of MGI's real estate assets were located in New England. As of such date, the Trust's commercial properties were leased to 307 tenants and aggregated 5,091,000 square feet (2,000,000 industrial, 1,089,000 office/research and development, 1,195,000 office, and 807,000 retail). The multi-family properties consist of five wholly-owned residential communities aggregating 1,335 units. At November 30, 1996, the commercial and residential properties were 96.3% and 96.8% leased, respectively.

         During 1996, the Trust acquired six Massachusetts properties and a Portland, Maine office complex ("Portland Square Acquisition". The Portland Square Acquisition consists of 253,900 square feet of leaseable space located in two buildings and a 523-space surface parking lot. With the exception of the Portland Square Acquisition which was made subject to existing mortgages aggregating $21.3 million, the 1996 acquisitions were purchased with cash generated from Trust operations, new borrowings and the proceeds from the sale of real estate investments. A summary of the 1996 real estate acquisitions is as follows:

                                                                          Date            Square
Property Type                         Location                          Acquired           Feet             Cost
-------------                         --------                          --------           ----             ----
Industrial                   Franklin, Massachusetts                      12/95             83,500        $  3,855,000
                             Marlborough, Massachusetts                   12/95             75,000           2,823,000
                             Franklin, Massachusetts                      12/95             65,300           3,229,000
                             Franklin, Massachusetts                       8/96            100,000           5,092,000
Office/R&D                   Tewksbury, Massachusetts                      3/96            140,000           8,929,000
                             Andover, Massachusetts                        7/96             60,600           3,989,000
Office                       Portland, Maine                               7/96            149,200          16,946,000
                             Portland, Maine                               7/96            104,700          12,178,000
Other (Land)                 Portland, Maine                               7/96                 --           2,321,000
                             Other                                        12/95                 --             427,000
                                                                                           -------         -----------
Total                                                                                      778,300         $59,789,000
                                                                                           =======         ===========


         During 1995, MGI invested an aggregate of $38.3 million to acquire eight properties, including three office and five industrial buildings, and completed the acquisition of a retail building. These properties aggregated 795,300 square feet and are all located in Massachusetts.

         At November 30, 1996 the Trust's portfolio of New England investments totaled 32 properties having an aggregate cost of $171.6 million, which represents 48.2% of the Trust's investment in real estate based upon cost, and
3.1 million square feet, or 60.9% of the Trust's total commercial space.

RESULTS OF OPERATIONS

1996 Compared to 1995

         Net income for 1996 of $24.3 million, or $2.11 per share, included net gains of $11.5 million, which resulted from (i) the sale of three industrial buildings, one located in Massachusetts and two located in Ohio, and (ii) the sale of the Trust's partnership interest in a San Bruno, California apartment complex. The sale of the partnership interest resulted in a gain of $9.4 million, which included a previously deferred gain of $3.7 million. Net income for 1995 was $14.3 million, or $1.25 per share, which included net gains from property sales of $3.2 million. Income before net gains increased from $11.2 million in 1995 to $12.8 million in 1996.

         Funds from operations ("FFO") in 1996 totaled $22.2 million, compared to $19.5 million in 1995. In 1996, MGI implemented the National Association of Real Estate Investment Trusts, Inc.'s ("NAREIT") recommended changes in the calculation of FFO. MGI calculates FFO in conformity with the NAREIT definition, which is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The NAREIT definition stipulates, among other things, that in calculating FFO, leasing costs should be capitalized and not deducted as an expense. This had the effect of increasing the Trust's FFO by approximately $0.6 million in 1996 and $0.5 million in 1995. MGI believes FFO is an appropriate supplemental measure of operating performance.

         The following is a reconciliation of net income to funds from operations:

                                            Years Ended November 30,
                                            ------------------------
                                          1995                   1996
                                          ----                   ----
Net income                             $14,319,000            $24,305,000
Less net gains                          (3,150,000)           (11,500,000)
Plus building depreciation               6,840,000              7,337,000
Plus tenant improvement and
   commission amortization               1,483,000              2,027,000
                                       -----------            -----------

Funds from operations                  $19,492,000            $22,169,000
                                       ===========            ===========

         The increase in income before net gains from 1995 to 1996 resulted principally from a $6.5 million increase in property operating income (which is defined as rental and other income less property operating expenses and real estate taxes), offset by increases in interest and depreciation expense. The increase in interest expense of $3.4 million was due primarily to debt incurred in connection with the acquisition of properties. Depreciation and amortization increased by $1.1 million, reflecting the greater number of properties owned. Additionally, general and administrative costs increased by $0.2 million, primarily reflecting higher personnel costs. The change in 1996 FFO, when compared to 1995, is attributable to the same factors that affected income before net gains in such periods, excluding the effect of changes in depreciation and amortization expense.

         The change in property operating income from 1995 to 1996 reflects improved results from comparable properties (which is defined as properties owned throughout both 1995 and 1996), as well as the effect of the sale and acquisition of properties, as detailed below. Income growth from comparable properties is largely due to improved performance from the Trust's comparable office properties, which generally experienced lower vacancy and slightly higher rental rates, offset in part by increased operating expenses.

                                                       Net Change
                                                       ----------
1996 and 1995 comparable properties                   $   615,000
1996 and 1995 acquisitions                              7,346,000
1996 and 1995 sales                                    (1,495,000)
                                                       ----------

Total                                                  $6,466,000
                                                       ==========


         The following table describes the changes in property operating income from 1995 to 1996 attributable to the Trust's different property types, including a breakdown of New England and non-New England properties:


                                                                Non-
                                        New England         New England
Property Type                            Properties          Properties          Net Change
-------------                            ----------          ----------          ----------
Industrial                               $2,478,000        $(174,000)           $2,304,000
Office/Research and Development           1,767,000               --             1,767,000
Office                                    1,820,000          675,000             2,495,000
Multifamily                                      --       (1,055,000)           (1,055,000)
Retail                                    1,048,000           26,000             1,074,000
Other (Land and Partnership)                149,000         (268,000)             (119,000)
                                         ----------        ---------            ----------

Total                                     $7,262,000       $(796,000)           $6,466,000
                                         ===========       =========            ==========


         New England properties represented approximately 50% of total operating income for the year ended November 30, 1996. The changes in industrial and office/research and development property operating income relating to New England properties was primarily due to the increase in the number of properties owned in New England. The increase in office property operating income relating to New England properties was primarily due to the Portland Square Acquisition, which contributed $1.4 million to the net change. The increase in the retail segment was largely due to the contribution of Bradlees, Inc.'s store in Peabody, Massachusetts, which began paying rent in November 1995 following the affirmation of its lease under Chapter 11 of the Federal Bankruptcy Code.

         The primary factor in the decline in property operating income from industrial properties located outside New England was a decrease from an overall 100% leased rate at November 30, 1995 to an overall 98.0% leased rate at November 30, 1996. Higher revenues from the non-New England office buildings contributed to the increase in office properties operating income. The decrease in operating income from 1995 to 1996 in the multifamily segment is largely due to the sale of the Posada del Rey Apartments in Metairie, Louisiana in September 1995. The decrease in property operating income from the non-New England other properties was directly related to the sale of a partnership interest in a San Bruno, California apartment complex.

         Commercial leases signed in 1996, the percentage of the commercial properties leased and scheduled lease commercial expirations in 1997 and 1998 (in square feet) are as follows:


                       1996            Leased at              Scheduled Expirations
Property Type         Leasing       November 30, 1996         1997             1998
-------------         -------       -----------------        -------        ---------
Industrial            473,600            97.9%               333,400         528,400
Office/R&D             18,500           100.0%                 6,600         283,600
Office                252,100            95.7%               127,600         121,200
Retail                 50,800            88.3%                11,300          81,200
                      -------            -----              --------          ------

Total                 795,000            96.3%               478,900       1,014,400
                      =======            =====               =======       =========


         Scheduled expirations in 1997 represent 9.4% of the Trust's total commercial square feet at November 30, 1996, compared to scheduled expirations in 1996 of 525,400 square feet, which represented 11.7% of the Trust's total commercial square feet at November 30, 1995. The Massachusetts and Maine properties were approximately 98% and 99% leased at November 30, 1996. There are no significant leases relating to the Maine properties scheduled to expire during 1997 and 1998. In the Trust's Massachusetts portfolio, leases relating to 152,000 and 458,000 square feet are scheduled to expire in 1997 and 1998, respectively, which management believes are subject to rents that are generally below the current market. In the St. Louis market, the Trust has 242,000 square feet under leases that are scheduled to expire in 1997, of which 200,600 square feet pertains to a single lease that contains a one-year extension option at a rate which management believes to be slightly below the current market rent for the area.

1995 Compared to 1994

         Net income for 1995 of $14.3 million, or $1.25 per share, included a net gain of $3.2 million, which resulted from the sale of real estate investments. Net income for 1994 was $14.5 million, or $1.26 per share, which included a net gain of $4.5 million, resulting from the sale of real estate investments. Income before net gains increased by $1.2 million to $11.2 million in 1995, compared to $10.0 million in 1994. FFO in 1995 totaled $19.5 million, compared to $18.1 million in 1994. FFO for 1995 and 1994 have been restated to conform with NAREIT's recommended changes in the calculations of FFO previously described.

         The increase in income before net gains and FFO from 1994 to 1995 resulted principally from an increase in property operating income. The change in property operating income reflects improved results from properties owned throughout both 1994 and 1995, as well as the effect of the sale and acquisition of properties as detailed below:


                                                          Net Change
                                                          ----------
1995 and 1994 comparable properties                      $   900,000
1995 and 1994 acquisitions                                 3,200,000
1995 and 1994 sales                                       (2,700,000)
                                                         -----------

Total                                                     $1,400,000

The change in operating income with respect to each of the property types generally derives from the Trust's pattern of acquisitions and sales, as detailed below:


Property Type                                              Net Change
-------------                                              ----------
Industrial                                                $  (100,000)
Office/Research and Development                             1,300,000
Office                                                        660,000
Multifamily                                                  (490,000)
Retail                                                       (150,000)
Other (Land and Partnership)                                  180,000
                                                           ----------
Total                                                      $1,400,000
                                                           ==========

         The income growth in the office/research and development segment was primarily due to acquisitions completed during 1995 and 1994. These properties were near or at 100% occupancy throughout 1995. The increase in the property income in the office segment reflects $0.3 million from the 1995 acquisitions and a $0.3 million increase generated from the comparable properties. The 1995 acquisitions of office properties totaled 162,500 square feet and brought the Trust's office portfolio to 932,600 square feet at November 30, 1995. The increase in operating income from comparable office properties was due to an improvement in occupancy and, to a lesser extent, rental rates.

         The change in the multifamily segment reflects improved results from comparable properties offset by the effect of property sales in 1995 and 1994. The comparable properties experienced a 4.5% increase in revenue, principally from an increase in rental rates, while operating expenses were relatively unchanged from 1994. This resulted in an increase in operating income of $0.4 million from 1994 to 1995 which was offset by the loss of income of $0.9 million from properties sold. The Trust's interest in a Metairie, Louisiana apartment complex, which was sold in September 1995 for $12.0 million, had generated $1.1 million of operating income for the ten months it was owned during 1995. Operating income in the retail segment decreased slightly in 1995 due to charges associated with tenant terminations. The Trust executed leases relating to 657,500 square feet of commercial space during 1995.

         Also contributing to the change in income before net gains and FFO is an increase in interest income from 1994 to 1995, which was due generally to higher interest rates on short-term investments during 1995. Depreciation expense increased due to the increase in the number of properties owned.

LIQUIDITY

         Shareholders' equity at November 30, 1996 was $194.4 million, compared to $180.5 million at November 30, 1995. The increase primarily reflects net income in excess of dividends. At November 30, 1996 financial liquidity was provided by $15.1 million in cash and cash equivalents and by $17.0 million available under lines of credit aggregating $45.0 million. The principal sources and uses of cash in 1996 are summarized as follows. The Portland Square Acquisition was acquired subject to $21.3 million of existing mortgage debt which is not included in the following table:

Sources of Cash
---------------

Trust operations                                               $21,000,000
Sales of real estate, net                                       11,100,000
New borrowings, net of fees,
    prepayments and amortization                                32,500,000
                                                                ----------
Total                                                          $64,600,000
                                                                ==========
Uses of Cash

Real estate acquisitions                                       $38,700,000
Dividends                                                       11,300,000
Additions to real estate                                         5,900,000
Other                                                              600,000
                                                                ----------

Total                                                          $56,500,000
                                                                ==========

         Mortgage loans payable totaled $138.5 million at November 30, 1996, a net increase of $54.0 million from $84.5 million at November 30, 1995. The change represents a combination of the addition of three mortgage loans totaling $19.0 million, the $21.3 million of debt associated with the Portland Square Acquisition and additional draws totaling $16.0 million under lines of credit which, in the aggregate, were offset by scheduled loan repayments totaling $2.3 million. Scheduled loan repayments due during 1997 total $3.1 million. MGI believes it will continue to be able to extend or refinance maturing mortgage loans upon satisfactory terms.

         Additional cash requirements in 1997 will include distributions to shareholders, capital and tenant improvements and leasing expenditures. During 1996, expenditures for capital and tenant improvements totaled $3.2 million and $2.7 million, respectively. Included in the amount for capital improvements are $1.9 million of costs associated with building renovations. During 1997, budgeted renovation costs are anticipated to aggregate $1.8 million. Additionally, the Trust has estimated that recurring capital expenditures in 1997 will total $2.0 million, including $0.9 million which pertains to interior and exterior improvements of its multifamily complexes and $1.1 million for its commercial properties. Tenant improvements relating to anticipated leasing activity are budgeted at $4.0 million in 1997.

         In December 1996, MGI acquired for $6.6 million two Flex buildings, which are 100.0% leased. The acquisition completed a tax-deferred exchange. In addition, MGI entered into an agreement to refinance the existing $12.3 million, 9.3% loan secured by its investment in One Portland Square and an adjacent parking lot in Portland, Maine, with an $11.0 million, fixed rate non-recourse loan bearing interest at a rate of 8.1% and having a term of 10 years. In connection with the repayment of the existing loan, a prepayment fee of $0.3 million will be incurred upon completion of the refinancing.

         Sources of funds in the future are expected to be from property operations, mortgaging or refinancing of existing mortgages on properties, borrowing under MGI's lines of credit and MGI's portfolio of investment securities. Other potential sources of funds include the proceeds of public or private offerings of additional equity or debt securities or the sale of real estate investments. It is presently anticipated that the purchase of additional properties in 1997 will be primarily financed by debt and, to a lesser extent, by cash flow from operations, short-term investments and the proceeds, if any, from the sale of real estate or of equity and debt securities. MGI believes the combination of available cash and cash equivalents, the value of MGI's unencumbered properties and other resources are sufficient to meet its short- and long-term liquidity requirements.

OTHER

           During the past three years, the impact of inflation on MGI's operations and investment activity has not been significant.

           Real estate investments and operations are subject to a number of factors, including changes in general economic climate, local conditions (such as an oversupply of space, a decline in effective rents or a reduction in the demand for real estate), competition from other available space, the ability of the owner to provide adequate maintenance or to fund capital and tenant improvements required to maintain market position and control of operating costs. In certain markets in which the Trust owns real estate, overbuilding and local or national economic conditions have, in the past, combined to produce lower effective rents and/or longer absorption periods for vacant space. As the Trust re-leases space, certain effective rents may be less than those earned previously. Management believes its modest diversification by region and property type and its diverse tenant base somewhat reduce the risks associated with these factors and enhances opportunities for cash flow growth and capital gains potential, although there can be no assurance thereof.

New Accounting Pronouncements

         Effective December 1, 1996, the Trust will adopt SFAS No. 121 and 123, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and Accounting for Stock-Based Compensation. Management does not expect implementation of either statement to have a material effect on the financial statements of the Trust.

Forward-Looking Statements

         The Trust's Annual Report on Form 10-K for the year ended November 30, 1996 contains forward-looking statements, estimates or plans within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of MGI to be materially different from results or plans expressed or implied by such forward-looking statements. Such factors include, among other things, adverse changes in the real estate markets, risk of default under the Trust's outstanding indebtedness due to increased borrowing; financial condition and bankruptcy of tenants; environmental/safety requirements; adequacy of insurance coverage; and general and local economic and business conditions. Investors should review the more detailed risks and uncertainties set forth under the captions Risk Factors and Competition, Regulation and Other Factors in the Trust's Annual Report on Form 10-K for the year ended November 30, 1996. Although the Trust believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included or incorporated by reference in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Trust or any other person that the objectives and plans of the Trust will be achieved.

Item 8.    Financial Statements and Supplementary Data
------     -------------------------------------------
         The financial statements and supplementary data are included under Item 14 of this Report.

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.
           ------------------------------------------------

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

                                     PART IV
                                    --------

Item 14.      Exhibits, Financial Statement Schedule
              and Reports on Form 8-K.
              --------------------------------------

         (a)  1.  CONSOLIDATED FINANCIAL STATEMENTS

INDEX
-----

Independent Auditors' Report
Financial Statements:
         Consolidated Balance Sheets, November 30, 1996 and 1995
         Consolidated Statements of Earnings, Years ended November 30, 1996, 1995 and 1994 Consolidated Statements of Cash Flows, Years ended November 30, 1996, 1995 and 1994 Consolidated Statements of Changes in Shareholders' Equity, Years ended November 30, 1996, 1995 and 1994 Notes to Consolidated Financial Statements

         2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule (as of or for the year ended November 30, 1996):
         Schedule III, Real Estate and Accumulated Depreciation

Exhibit XI          -    Computation of Net Income Per Share Assuming Full
                         Dilution

Exhibit XXVII       -    Financial Data Schedule for year ended November 30,
                         1996                          (EDGAR filing only)

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

(n) Certificate of Eleventh Amendment of Second Amended and Restated Declaration of Trust which increased the authorized number of Common Shares from 15,000,000 to 17,500,000 incorporated by reference to Exhibit B to the Trust's Quarterly Report Form 10-Q for the ended May 31, 1996.

(o) Certificate of Twelfth Amendment of Second Amended and Restated Declaration of Trust which increased the authorized number of Preferred Shares from 2,000,000 to 6,000,000 incorporated by reference to Exhibit B to the Trust's Quarterly Report Form 10-Q for the quarter ended May 31, 1996.

10(a) Mortgage Growth Investors Incentive Stock Option Plan for Key Employees, incorporated by reference to the Trust's Definitive Proxy Statement dated March 15, 1982

(b) Mortgage Growth Investors Stock 1982 Option Plan For Trustees, incorporated by reference to the Trust's Definitive Proxy Statement dated March 15, 1982

(c) MGI Properties 1988 Stock Option and Stock Appreciation Rights Plans for Key Employees and Trustees, incorporated by reference to the Trust's Definitive Proxy Statement, dated February 19, 1988.

(d) Amendment to MGI Properties' 1988 Stock Option and Stock Appreciation Rights Plan for Key Employees, dated as of December 19, 1989, incorporated by reference to Exhibit 10(f) of the 1989 10-K.

(e) Amendment to MGI Properties' 1988 Stock Option Plan for Trustees, dated as of December 19, 1989, incorporated by reference to Exhibit 10(g) of the 1989 10-K.

(f) Amended and Restated Severance Compensation Plan, dated as of December 19, 1989, incorporated by reference to Exhibit 10(i) of the 1989 10-K.

(g) MGI Properties 1994 Stock Option and Stock Appreciation Rights Plans for Key Employees and Trustees incorporated by reference to the Trust's Definitive Proxy Statement, dated February 18, 1994.

(h) The Dividend Reinvestment and Share Purchase Plan of MGI Properties incorporated by reference to the Trust's Report on Form S-3, filed on July 1, 1994.

11 Computation of Net Income Per Share, Assuming Full Dilution, included under Item 14 of this Report.

23       Auditors' consent.

                  (b)      REPORTS ON FORM 8-K:

                           Form 8-K dated July 2, 1996 Form 8-K/A filed on September 16, 1996 amending Form 8-K dated July 2, 1996 Form 8-K
                           dated August 30, 1996 Form 8-K/A filed on November 15, 1996 amending Form 8-K dated August 30, 1996

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

Dated:  December 31, 1996                      MGI  PROPERTIES
                                               (Registrant)

                                               By: /s/ W. Pearce Coues
                                                   -----------------------------
                                                   W. Pearce Coues, Chairman of
                                                       the Board of Trustees

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


               Signature                                        Title                                       Date
               ---------                                        -----                                       ----
/s/ W. Pearce Coues                          Chairman of the Board of Trustees and                    December 31, 1996
----------------------------------------
W. Pearce Coues                              Chief Executive Officer

/s/ Phillip C. Vitali                        Principal Financial Officer                              December 31, 1996
----------------------------------------
Phillip C. Vitali

/s/ David P. Morency                         Principal Accounting Officer                             December 31, 1996
----------------------------------------
David P. Morency

/s/ George S. Bissell                                         Trustee                                 December 31, 1996
----------------------------------------
George S. Bissell

/s/ Herbert D. Conant                                         Trustee                                 December 31, 1996
----------------------------------------
Herbert D. Conant

/s/ Francis P. Gunning                                        Trustee                                 December 31, 1996
----------------------------------------
Francis P. Gunning

/s/ Colin C. Hampton                                          Trustee                                 December 31, 1996
----------------------------------------
Colin C. Hampton

/s/ George M. Lovejoy, Jr.                                    Trustee                                 December 31, 1996
----------------------------------------
George M. Lovejoy, Jr.
                                                              Trustee                                 December 31, 1996

----------------------------------------
William F. Murdoch, Jr.

/s/ Rodger P. Nordblom                                        Trustee                                 December 31, 1996
----------------------------------------
Rodger P. Nordblom


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                   ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 1996

                                 MGI PROPERTIES

                                 MGI PROPERTIES

            Index to Consolidated Financial Statements and Schedules

                                                                                      Page
                                                                                      ----

Independent Auditors' Report                                                          F - 1

Financial Statements:
  Consolidated Balance Sheets,
     November 30, 1996 and 1995                                                       F - 2
  Consolidated Statements of Earnings,
     Years ended November 30, 1996, 1995 and 1994                                     F - 3
  Consolidated Statements of Cash Flows,
     Years ended November 30, 1996, 1995 and 1994                                     F - 4
  Consolidated Statements of Changes in Shareholders' Equity,
     Years ended November 30, 1996, 1995 and 1994                                     F - 5
  Notes to Consolidated Financial Statements                                     F - 6 to F - 12


Financial Statement Schedule (as of or for the year ended November 30, 1996):
  Schedule III - Real Estate and Accumulated Depreciation                       F - 13 to F - 15

Exhibit XI - Computation of Net Income Per Share, Assuming Full Dilution             F - 16


Other schedules are omitted as they are not required, are not applicable, or the required information is set forth in the consolidated financial statements or notes thereto.

                          Independent Auditors' Report


The Board of Trustees and Shareholders
MGI Properties:


We have audited the consolidated financial statements of MGI Properties and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MGI Properties and subsidiaries as of November 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                  /s/ KPMG Peat Marwick LLP



Boston, Massachusetts
December 19, 1996

                                 MGI PROPERTIES

                           Consolidated Balance Sheets

                           November 30, 1996 and 1995


                        Assets                    1996              1995

Real estate, at cost (notes 2, 3 and 4)       $356,024,000     $293,469,000
Accumulated depreciation and amortization      (44,810,000)     (36,375,000)
                                               -----------      -----------
       Net investments in real estate          311,214,000      257,094,000

Cash and cash equivalents (note 4)              15,140,000        7,045,000
Accounts receivable                              3,665,000        3,354,000
Other assets                                     9,645,000        7,158,000
                                               -----------      -----------

                                              $339,664,000     $274,651,000
                                               ===========      ===========

     Liabilities and Shareholders' Equity

Liabilities:
  Mortgage loans payable (note 4)             $138,547,000     $ 84,506,000
  Other liabilities                              6,682,000        5,905,000
                                               -----------      -----------
       Total liabilities                       145,229,000       90,411,000

Deferred gain (note 2)                                  -         3,700,000

Shareholders' equity (notes 5 and 6):
  Common shares - $1 par value:  17,500,000
     shares authorized; 11,563,199 issued
    (11,502,271 at November 30, 1995)           11,563,000       11,502,000
     Additional paid-in capital                167,185,000      166,348,000
     Undistributed net income                   15,687,000        2,690,000
                                               -----------      -----------

               Total shareholders' equity      194,435,000      180,540,000
                                               -----------      -----------

                                              $339,664,000     $274,651,000
                                               ===========      ===========


See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES

                       Consolidated Statements of Earnings


                                             Year ended November 30,
                                      1996           1995             1994
Income:
  Rental and other income         $54,507,000    $44,875,000      $43,486,000
  Interest                            421,000        514,000          394,000
                                   ----------    -----------      ------------

         Total income              54,928,000     45,389,000       43,880,000
                                   ----------    -----------      ------------

Expenses:
  Property operating expenses      14,099,000     11,823,000       11,975,000
  Real estate taxes                 6,490,000      5,600,000        5,417,000
  Depreciation and amortization     9,463,000      8,339,000        8,116,000
  Interest                          9,198,000      5,807,000        5,781,000
  General and administrative        2,873,000      2,651,000        2,580,000
                                   ----------    -----------      ------------

       Total expenses              42,123,000     34,220,000       33,869,000
                                   ----------    -----------      ------------

       Income before net gains     12,805,000     11,169,000       10,011,000

Net gains (note 2)                 11,500,000      3,150,000        4,480,000
                                   ----------    -----------      ------------

       Net income                 $24,305,000    $14,319,000      $14,491,000
                                   ==========    ===========      ============

Net income per share                    $2.11          $1.25            $1.26
                                         ====          =====             ====

Weighted average shares            11,540,972     11,487,677       11,450,451
  outstanding                      ==========    ===========      ============


See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES

                      Consolidated Statements of Cash Flows

                                                                   Year ended November 30,
                                                            1996               1995            1994
Cash flows from operating activities:
   Net income                                            $24,305,000        $14,319,000      $14,491,000
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization                       9,463,000          8,339,000        8,116,000
       Net gains                                         (11,500,000)        (3,150,000)       4,480,000)
       Other                                              (1,231,000)          (202,000)        (706,000)
                                                        -------------       -----------       -----------
            Net cash provided by operating
              activities                                  21,037,000         19,306,000        17,421,000
                                                        -------------       ------------      -----------

Cash flows from investing activities:
   Acquisitions of real estate                           (38,667,000)       (38,302,000)      (31,786,000)
   Additions to real estate                               (3,234,000)        (1,825,000)       (2,157,000)
   Tenant improvements                                    (2,702,000)        (2,542,000)       (1,051,000)
   Deferred tenant charges                                (1,348,000)        (1,634,000)         (581,000)
   Net proceeds from sales of real estate interests       11,103,000         16,902,000        15,020,000
   Other                                                      35,000           (289,000)           58,000
                                                        -------------       ------------      ------------
            Net cash used in investing
              activities                                 (34,813,000)       (27,690,000)      (20,497,000)
                                                        -------------       ------------      ------------

Cash flows from financing activities:
   Proceeds from sale of common shares                       678,000            322,000           251,000
   Repayment of mortgage loans payable                    (2,242,000)       (25,473,000)      (10,439,000)
   Additions to mortgage loans payable                    34,743,000         38,025,000        24,188,000
   Cash distributions paid                               (11,308,000)       (10,337,000)       (9,848,000)
                                                        -------------       ------------      ------------
           Net cash provided by financing
             activities                                  21,871,000           2,537,000         4,152,000
                                                        -------------       ------------      ------------

           Net increase (decrease) in cash and
             cash equivalents                             8,095,000          (5,847,000)        1,076,000

Cash and cash equivalents:
  Beginning of year                                       7,045,000          12,892,000        11,816,000
                                                        ------------        ------------      ------------
  End of year                                           $15,140,000          $7,045,000       $12,892,000
                                                        ============        ============      ============


See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES

           Consolidated Statements of Changes in Shareholders' Equity

                                                                                     Undistributed
                                                                      Additional     (distributions
                                                       Common          paid-in       in excess of)
                                                       shares          capital        net income

Balance at November 30, 1993                          $11,448,000     $165,673,000     $(5,935,000)

  Net income                                                   -                -       14,491,000
  Dividend reinvestment and
     share purchase plan (note 5)                           4,000           57,000              -
  Distributions (note 6)                                       -                -       (9,848,000)
  Options exercised and other                              14,000          191,000              -
                                                       ----------     ------------     ----------

Balance at November 30, 1994                           11,466,000      165,921,000      (1,292,000)

  Net income                                                   -                -       14,319,000
  Dividend reinvestment and
     share purchase plan (note 5)                          19,000          250,000              -
  Distributions (note 6)                                       -                -      (10,337,000)
  Options exercised and other                              17,000          177,000              -
                                                       ----------     ------------     ----------

Balance at November 30, 1995                           11,502,000      166,348,000       2,690,000

  Net income                                                   -                -       24,305,000
  Dividend reinvestment and
     share purchase plan (note 5)                          23,000          357,000              -
  Distributions (note 6)                                       -                -      (11,308,000)
  Options exercised and other                              38,000          480,000              -
                                                       ----------     ------------     ----------

Balance at November 30, 1996                          $11,563,000     $167,185,000     $15,687,000
                                                       ==========     ============     ===========


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

     (d) Real Estate
     Real estate investments, excluding land costs, are depreciated using the straight-line method over estimated useful lives of 20 to 40 years. Tenant improvements are amortized over the shorter of their estimated useful lives or lease terms ranging from 1 to 20 years. Equipment is depreciated over a range from 5 to 20 years. Maintenance and repairs are charged to expense as incurred; major improvements are capitalized.

     On March 31, 1995, the Financial Accounting Standards Board issued
         Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which provides guidance for recognition and measurement of impairment of long-lived assets. Statement No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995, i.e., for fiscal 1997. Management does not expect implementation of Statement No. 121 to have a material effect on the financial statements of the Trust.

     (e) Statements of Cash Flows
     For purposes of the statements of cash flows, short-term investments with a maturity, at date of purchase, of three months or less are considered to be cash equivalents.

     During 1996, the Trust acquired nine properties subject to an aggregate of $21.3 million of existing debt. During 1994, the Trust sold seven industrial properties for $14.9 million in a single transaction. The properties were secured by a $10.2 million loan payable which was assigned to the purchaser at closing. Only the cash portion of the transactions are reflected in the accompanying consolidated statement of cash flows.

     Cash interest payments of $9.1 million, $6.5 million and $5.8 million were made for the years ended November 30, 1996, 1995 and 1994, respectively. During 1995, the Trust capitalized interest of $.4 million.

                                                                     (Continued)

                                 MGI PROPERTIES

                   Notes to Consolidated Financial Statements


     (f) Fair Value of Financial Instruments
     The Trust estimated the fair values of its financial instruments at November 30, 1996 using discounted cash flow analysis and quoted market prices. Such financial instruments include short-term investments, U.S. Government securities, mortgage loans payable and mortgage notes receivable which were received in connection with transactions not qualifying as sales for financial accounting purposes and accordingly not reflected in the Trust's consolidated balance sheet. The excess of the aggregate fair value of the Trust's financial instruments over their aggregate carrying amounts is not material.

     (g) Net Income Per Share
     Net income per share is computed based on the weighted average number of common shares outstanding; common stock equivalents are not dilutive.

     (h) Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (i) Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year presentation.

(2) Investments

     (a) Real Estate

     A summary of real estate investments follows:


                                                   Accumulated
                                   Buildings       depreciation        Net carrying amount
    Type of                            and              and            -------------------
  investment           Land       improvements     amortization        1996           1995
  ----------           ----       ------------     ------------        ----           ----

Office              $17,889,000    $ 93,726,000    $14,479,000    $ 97,136,000   $ 67,021,000
Office/Research
  and Development     9,913,000      41,484,000      2,169,000      49,228,000     37,293,000
Industrial           14,293,000      51,110,000      4,205,000      61,198,000     49,942,000
Retail               23,647,000      40,627,000      8,328,000      55,946,000     57,206,000
Apartment             8,666,000      51,880,000     15,629,000      44,917,000     45,365,000
Other                 2,761,000          28,000             -        2,789,000        267,000
                     ----------     -----------     ----------     -----------    -----------
                    $77,169,000    $278,855,000    $44,810,000    $311,214,000   $257,094,000
                    ===========    ============    ===========    ============   ============

At November 30, 1996, on the basis of the net book value of real estate, 53.2% of real estate investments were located in New England, with 23.1% in the Mid-West, 13.0% in the Southeast and 10.7% in Mid-Atlantic states.

                                                                    (Continued)

                                 MGI PROPERTIES

                   Notes to Consolidated Financial Statements


Effective August 1995, the Trust acquired title to a completed department store which was subject to the Trust's $10.2 million first mortgage construction loan. The building is being leased in its entirety by Bradlees, Inc. which filed for bankruptcy under Chapter 11 of the Federal Bankruptcy Code in June 1995. In October 1995, Bradlees affirmed its lease with the Trust, subsequently began paying rent, and is current through November 30, 1996.

In 1982, the Trust sold its investment in a Michigan apartment complex and received a $15.5 million purchase money mortgage in a transaction that did not meet the conditions for a completed sale for financial accounting purposes. The loan was scheduled to mature in 1995, and the Trust agreed to extend the maturity until January 1997. The loan provides for an interest rate of 7% and a provision for the Trust to receive at least 50% but not more than 60% of the shared appreciation value in excess of the outstanding note balance. In addition, the Trust has a 46% ownership interest, direct and indirect, in the partnership owning this complex. The Trust has a purchase option which will allow it to obtain a maximum equity interest of 100%. At November 30, 1996, the Trust carried this asset as a real estate investment at a net carrying value of $7.4 million, which excludes the gain from the sale.

(b) Net Gains
In 1996, the Trust recognized aggregate gains of $11.5 million from the sale of three industrial buildings, one located in Massachusetts and two in Ohio, and its partnership interest in a San Bruno, California apartment complex. With respect to the partnership interest, the sale resulted in a gain of $9.4 million, which included a previously deferred gain of $3.7 million.

In 1995, the Trust recognized gains of $3.2 million principally from the sale of one industrial building and the repayment of its loan on a Louisiana apartment complex that had been carried as real estate owned for financial reporting purposes.

In 1994, the Trust sold nine properties and one real estate partnership interest with an aggregate net carrying value of $20.7 million for an aggregate net sales price of $25.2 million, resulting in gains totaling $4.5 million.

Leases

All leases relating to real estate investments are operating leases;
    accordingly, rental income is reported when earned.

Future minimum lease payments on noncancelable operating leases at commercial properties at November 30, 1996 are: $37.5 million in 1997, $33.3 million in 1998, $28.6 million in 1999, $22.7 million in
    2000, $16.2 million in 2001, and $81.5 million thereafter.

The above amounts do not include contingent rental income which is received under certain leases based upon tenant sales, ad valorem taxes, property operating expenses and/or costs to maintain common areas. Contingent rental income was $7.4 million in 1996, $5.9 million in 1995 and $5.4 million in 1994.

Operating leases on apartments generally have a term of one year or less.

                                                                     (Continued)

                                 MGI PROPERTIES

                   Notes to Consolidated Financial Statements

(4)  Mortgage Loans Payable

     Mortgage loans payable at November 30 follow:

                                                                       1996           1995

    Mortgage loans, maturing 2000 through 2014, at effective
       interest rates ranging from 7.5% to 9.3%                    $104,797,000   $66,756,000

    Housing revenue bond, maturing 2007, at 5.5% and
       5.7% at November 30, 1996 and 1995, respectively               5,750,000     5,750,000

    Amounts outstanding under lines of credit, at an effective interest rate of 7.6% and 8.4% at November 30, 1996
       and 1995, respectively                                        28,000,000    12,000,000
                                                                    -----------    ----------

                                                                   $138,547,000   $84,506,000
                                                                    ===========    ==========

    Weighted average interest rate                                     7.95%         7.99%
                                                                       ====          ====

   The mortgage loans payable are nonrecourse and are collateralized by certain real estate investments having a net carrying value of $162 million and the Trust's guarantee of $4.5 million. Loans require monthly principal amortization and/or a balloon payment at maturity.

   The housing revenue bond is tax exempt and is secured by real estate having a net carrying value of $4.9 million. The bond is also secured by a letter of credit which is collateralized by $2.5 million of short-term investments and U.S. Government securities. The Trust has also guaranteed $3.0 million of the debt. The base interest rate floats weekly and was 3.5% at November 30, 1996 (an effective interest rate of 5.5% due to the payment of fees).

   The Trust has lines of credit aggregating $45 million which mature in August 1998. The lines contain restrictive covenants that, among other things, require the Trust to maintain certain financial ratios and restrict the incurrence of certain indebtedness and the making of certain investments. Borrowings under the lines are secured by mortgage and security interests in real estate having a net carrying value of $53.1 million and are subject to a variable interest rate. A fee, which does not exceed .25% per annum, is charged on the unused amounts.

   Principal payments on mortgage loans payable, exclusive of the lines of credit, due in the next five years and thereafter are as follows:
       $3.1 million in 1997, $3.4 million in 1998, $3.6 million in 1999, $15.5 million in 2000, $3.8 million in 2001, and $81.1 million thereafter.

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

                                             1996       1995     1994

            Balance at beginning of year     669,411    549,632    464,532

                Granted                      161,500    132,000    101,000
                Exercised                    (14,500)    (7,221)   (15,900)
                Expired                       (6,000)    (5,000)        -
                                            --------    -------   -------

            Balance at end of year           810,411    669,411    549,632
                                             =======    =======    =======

            Shares reserved for granting
              future options                 296,825    458,325    590,325
                                             =======    =======    =======

     The weighted average exercise price per option at November 30, 1996, 1995 and 1994 was $13.68, $13.02 and $12.62, respectively. The shares reserved expire by April 2004 and all outstanding options expire by April 2006. Of the options granted in fiscal 1996, 66,250 became exercisable in December 1996 and 4,500 become exercisable in March 1997. All other options outstanding are currently exercisable. Subsequent to November 30, 1996, 186,000 options were granted, of which half are currently exercisable and half are exercisable in 1997.

     Effective December 1, 1996, the Trust will adopt SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 allows an entity to measure the cost of stock-based compensation plans by either a fair value based method of accounting or to continue to measure compensation cost by using the intrinsic value based method prescribed by APB Opinion No. 25. For those entities electing to use the intrinsic value based method, SFAS No. 123 requires pro forma disclosures of net income and earnings per share computed as if the fair value based method had been applied. The Trust intends to continue to account for stock-based compensation costs under APB Opinion No. 25 and will provide the additional required disclosures relating to its stock options in its 1997 financial statements.

     (b) Shareholder Rights Plan
     On June 21, 1989, the Board of Trustees adopted a shareholder rights plan. Under this plan, one right was attached to each outstanding common share on July 5, 1989, and one right is attached to each share issued thereafter. Each right entitles the holder to purchase, under certain conditions, one one-hundredth of a share of Series A participating preferred stock for $60. The rights may also, under certain conditions, entitle the holders to receive common shares of the Trust, common shares of an entity acquiring the Trust, or other consideration, each having a value equal to twice the exercise price of each right ($120). One hundred fifty thousand preferred shares have been designated as Series A participating preferred shares and are reserved for issuance under the shareholder rights plan. The rights are redeemable by the Trust at a price of $.01 per right. If not exercised or redeemed, all rights expire in July 1999.

                                                                     (Continued)

                                 MGI PROPERTIES

                   Notes to Consolidated Financial Statements


     (c) Dividend Reinvestment and Share Purchase Plan
     Under the Trust's Dividend Reinvestment and Share Purchase Plan shareholders of record who own 100 shares or more have the option of electing to receive, in full or in part, dividends in the form of MGI shares in lieu of cash. The price of shares purchased with reinvested dividends is at a 3% discount in the case of newly issued shares. If MGI purchases shares in the open market for the plan, the price for such shares is 100% of the average purchase price paid. Participants in the plan may make additional cash purchases of shares at the same price as shares purchased through the reinvestment of dividends. During the years ended November 30, 1996 and 1995 the Trust issued 22,808 common shares and 18,828 common shares through its Dividend Reinvestment and Share Purchase Plan, respectively.

     (d) Shelf Registration
     In October 1996, the Trust filed a shelf registration with the Securities and Exchange Commission to register $100 million of common shares, preferred shares, debt securities, warrants, rights or units that the Trust may issue through underwriters or in privately negotiated transactions for cash from time to time.

     (e) Preferred Shares
     At November 30, 1996 and 1995, the Trust had authorized 6 million of preferred shares, $1 par value, of which none were issued.

(6) Cash Distributions

     The Trust made cash distributions of $11.3 million in 1996, $10.3 million in 1995 and $9.8 million in 1994, which is allocated between taxable ordinary income and taxable capital gain, on a per share basis, as follows:

                                                                       Total
                            Ordinary              Capital             Taxable
                             Income                Gain               Income

           1996               $0.56                $0.42              $0.98
           1995               $0.69                $0.21              $0.90
           1994               $0.57                $0.29              $0.86

       On December 19, 1996, the Trust declared a dividend of $.27 per share payable on January 10, 1997 to shareholders of record on January 2, 1997.

                                                                     (Continued)

                                 MGI PROPERTIES

                   Notes to Consolidated Financial Statements


(7) Quarterly Financial Information (Unaudited)

     Quarterly results of operations for the years ended November 30, 1996 and 1995 follow:

                                           Quarter Ended
          1996           February 29    May 31       August 31    November 30

Total income             $12,784,000  $13,222,000   $14,187,000   $14,735,000
Total expenses             9,819,000   10,031,000    10,895,000    11,378,000
                          ----------   ----------    ----------    ----------
Income before net gains    2,965,000    3,191,000     3,292,000     3,357,000
Net gains                         -     9,350,000            -      2,150,000
                          ----------   ----------    ----------    ----------
Net income               $ 2,965,000  $12,541,000   $ 3,292,000   $ 5,507,000
                          ==========   ==========    ==========    ==========

Net income per share         $  .26      $  1.09      $    .28       $    .48
                                ===         ====           ===            ===

                                           Quarter Ended
          1995           February 28    May 31        August 31   November 30

Total income             $10,937,000  $11,299,000   $11,295,000   $11,858,000
Total expenses             8,331,000    8,379,000     8,462,000     9,048,000
                          ----------   ----------    ----------    ----------
Income before net gains    2,606,000    2,920,000     2,833,000     2,810,000
Net gains                  1,400,000           -             -      1,750,000
                          ----------   ----------    ----------    ----------
Net income               $ 4,006,000  $ 2,920,000   $ 2,833,000   $ 4,560,000
                          ==========   ==========    ==========    ==========

Net income per share         $  .35      $   .25      $    .25      $    .40
                                ===          ===           ===           ===

(8) Subsequent Events

 In December 1996 the Trust acquired for $6.6 million two office/research and development buildings totaling 145,500 square feet which are 100% leased. This acquisition was part of a tax deferred exchange in which approximately $5.0 million of the purchase price was funded with the net proceeds of two fourth quarter 1996 property sales. In addition, the Trust entered into an agreement to refinance the existing $12.3 million 9.3% loan secured by the Trust's interest in One Portland Square, Portland, Maine and an adjoining parking lot with an $11.0 million fixed rate non-recourse loan bearing interest at a rate of 8.12% and having a term of 10 years. In connection with the repayment of the existing loan, a prepayment fee of $0.3 million will be incurred upon completion of the refinancing.

                                 MGI PROPERTIES                    Schedule III
                                                                   ------------
                    Real Estate and Accumulated Depreciation

                                November 30, 1996

                                                                                Gross amounts at which
                                     Initial Cost                              carried at close of period
                       -------------------------------------     Costs      -------------------------------
                                                  Building    capitalized             Building
                                                     and     subsequent to               and
 Description           Encumbrances     Land    Improvements  acquisition   Land    Improvements      Total
 -----------           ------------     ----    ------------  -----------   ----    ------------      -----

Office:
  Charlotte, NC        $     -      $   150,000 $    933,000 $   269,000 $   150,000 $  1,202,000 $  1,352,000
  Naperville, IL             -        1,400,000    3,318,000   1,569,000   1,400,000    4,887,000    6,287,000
  Greenville, SC             -          246,000    2,490,000     478,000     246,000    2,968,000    3,214,000
  Greenville, SC             -          213,000    1,647,000     708,000     253,000    2,315,000    2,568,000
  Ann Arbor, MI              -          686,000    5,618,000   1,881,000     686,000    7,499,000    8,185,000
  Tampa, FL                  -        2,667,000    8,980,000     346,000   2,667,000    9,326,000   11,993,000
  Somerset, NJ               -        3,264,000   13,379,000   1,359,000   3,264,000   14,738,000   18,002,000
  Boston, MA                (A)       1,730,000    6,925,000   2,300,000   1,730,000    9,225,000   10,955,000
  Framingham, MA            (A)       2,105,000    5,109,000     424,000   2,105,000    5,533,000    7,638,000
  Boston, MA                 -          691,000    1,145,000     816,000     691,000    1,961,000    2,652,000
  Andover, MA             4,966,000   1,263,000    6,417,000     220,000   1,263,000    6,637,000    7,900,000
  Boston, MA                 -          861,000      507,000     238,000     861,000      745,000    1,606,000
  Portland, ME           10,316,000     996,000   11,182,000      54,000     996,000   11,236,000   12,232,000
  Portland, ME            8,805,000   1,577,000   15,369,000      85,000   1,577,000   15,454,000   17,031,000
                       ------------  ---------- ------------  ---------- ----------- ------------ ------------
                         24,087,000  17,849,000   83,019,000  10,747,000  17,889,000   93,726,000  111,615,000
                       ------------  ---------- ------------ ----------- ----------- ------------ ------------

Office/Research
  & Development:
  Billerica,  MA            (A)         376,000    1,749,000      68,000     376,000    1,817,000    2,193,000
  Bedford, MA               (A)         662,000    1,585,000           0     662,000    1,585,000    2,247,000
  Andover, MA             4,517,000   1,441,000    5,799,000       5,000   1,441,000    5,804,000    7,245,000
  Billerica, MA             (A)         752,000    3,611,000           0     752,000    3,611,000    4,363,000
  Billerica, MA             (A)         420,000    1,652,000           0     420,000    1,652,000    2,072,000
  Andover, MA             3,848,000   1,185,000    5,307,000           0   1,185,000    5,307,000    6,492,000
  Chelmsford, MA             -          354,000    1,567,000     119,000     354,000    1,686,000    2,040,000
  Billerica, MA              -          681,000    4,111,000      14,000     681,000    4,125,000    4,806,000
  Littleton, MA              -          285,000    2,091,000           0     285,000    2,091,000    2,376,000
  Chelmsford, MA             -          946,000    3,680,000       4,000     946,000    3,684,000    4,630,000
  Tewksbury, MA           4,984,000   1,640,000    7,289,000      14,000   1,640,000    7,303,000    8,943,000
  Andover, MA                -        1,171,000    2,818,000       1,000   1,171,000    2,819,000    3,990,000
                       ------------ ----------- ------------ ----------- ----------- ------------ ------------
                         13,349,000   9,913,000   41,259,000     225,000   9,913,000   41,484,000   51,397,000
                       ------------ ----------- ------------ ----------- ----------- ------------ ------------

Industrial Properties:
  N. Charleston, SC          -          300,000    2,738,000      52,000     300,000    2,790,000    3,090,000
  St. Louis, MO           1,034,000     218,000    1,171,000     252,000     218,000    1,423,000    1,641,000
  St. Louis, MO           1,078,000     360,000    1,337,000     103,000     360,000    1,440,000    1,800,000
  Bedford, MA               (A)         512,000    2,062,000      36,000     512,000    2,098,000    2,610,000
  St. Louis, MO           1,389,000     570,000    1,695,000      38,000     570,000    1,733,000    2,303,000
  St. Louis, MO             737,000     500,000      708,000           0     500,000      708,000    1,208,000
  St. Louis, MO             989,000     300,000    1,321,000           0     300,000    1,321,000    1,621,000
  St. Louis, MO           1,216,000     613,000    1,347,000      92,000     613,000    1,439,000    2,052,000
  Wilmington, MA          4,409,000   2,390,000    4,638,000     209,000   2,390,000    4,847,000    7,237,000
  Wilmington, MA            (A)       1,394,000    3,208,000      73,000   1,394,000    3,281,000    4,675,000
  Wilmington, MA            (A)         501,000    2,013,000      61,000     501,000    2,074,000    2,575,000
  St. Louis, MO           2,527,000     526,000    3,617,000           0     526,000    3,617,000    4,143,000
  Tewksbury,  MA          8,804,000   1,739,000    8,994,000       1,000   1,739,000    8,995,000   10,734,000
  Northborough, MA           -          514,000    1,810,000      22,000     514,000    1,832,000    2,346,000
  Marlborough, MA            -        1,040,000    1,303,000       7,000   1,040,000    1,310,000    2,350,000
  Marlborough, MA            -          579,000    2,244,000      19,000     579,000    2,263,000    2,842,000
  Franklin, MA               -          599,000    3,256,000           0     599,000    3,256,000    3,855,000
  Franklin, MA               -          706,000    2,523,000           0     706,000    2,523,000    3,229,000
  Franklin, MA               -          932,000    4,160,000           0     932,000    4,160,000    5,092,000
                        ------------ -----------------------  ---------- ----------- ------------ ------------
                         22,183,000  14,293,000   50,145,000     965,000  14,293,000   51,110,000   65,403,000
                        ------------ -----------------------  ---------- ----------- ------------ ------------














                       Accumulated
                       Depreciation
                            and        Date    Depreciable
 Description           amortization  acquired  Life (years)
 -----------           ------------  --------  -----------
Office:
  Charlotte, NC         $   404,000    1/85       40
  Naperville, IL          2,030,000    8/86       20
  Greenville, SC          1,080,000   11/86       20
  Greenville, SC            978,000   11/86       20
  Ann Arbor, MI           1,671,000   12/88       40
  Tampa, FL               3,019,000   12/88       25
  Somerset, NJ            3,489,000   12/88       40
  Boston, MA                718,000    6/93       40
  Framingham, MA            516,000    9/93       40
  Boston, MA                 64,000   11/94       40
  Andover, MA               212,000   10/95       40
  Boston, MA                 18,000   11/95       40
  Portland, ME              118,000    7/96       40
  Portland, ME              162,000    7/96       40
                        -----------
                         14,479,000
                        -----------

Office/Research
  & Development:
  Billerica,  MA            210,000    7/93       40
  Bedford, MA               122,000   11/93       40
  Andover, MA               442,000   11/93       40
  Billerica, MA             271,000   12/93       40
  Billerica, MA             124,000   12/93       40
  Andover, MA               343,000    5/94       40
  Chelmsford, MA            106,000   11/94       40
  Billerica, MA             215,000   11/94       40
  Littleton, MA              61,000    9/95       40
  Chelmsford, MA            108,000   10/95       40
  Tewksbury, MA             137,000    3/96       40
  Andover, MA                30,000    7/96       40
                        -----------
                          2,169,000
                        -----------

Industrial Properties:
  N. Charleston, SC         851,000   12/84       40
  St. Louis, MO             422,000   12/86       40
  St. Louis, MO             350,000    5/87       40
  Bedford, MA               245,000   10/92       40
  St. Louis, MO             204,000   12/92       40
  St. Louis, MO              79,000   12/92       40
  St. Louis, MO             148,000   12/92       40
  St. Louis, MO             163,000   12/92       40
  Wilmington, MA            445,000    5/93       40
  Wilmington, MA            268,000    8/93       40
  Wilmington, MA            114,000   11/94       40
  St. Louis, MO             188,000   11/94       40
  Tewksbury,  MA            400,000    3/95       40
  Northborough, MA           72,000    5/95       40
  Marlborough, MA            46,000    6/95       40
  Marlborough, MA            51,000   12/95       40
  Franklin, MA               75,000   12/95       40
  Franklin, MA               58,000   12/95       40
  Franklin, MA               26,000    8/96       40
                        -----------
                          4,205,000
                        -----------






(A) These properties collateralize the Trust's $45 million credit facility.

                                 MGI PROPERTIES                    Schedule III
                                                                   ------------
                    Real Estate and Accumulated Depreciation        (continued)

                                November 30, 1996


                                                                                Gross amounts at which
                                     Initial Cost                              carried at close of period
                       -------------------------------------     Costs      -------------------------------
                                                  Building    capitalized             Building
                                                     and     subsequent to               and
 Description           Encumbrances     Land    Improvements  acquisition   Land    Improvements      Total
 -----------           ------------     ----    ------------  -----------   ----    ------------      -----

Retail:
  Hagerstown, MD             -          364,000    1,459,000           0     364,000    1,459,000    1,823,000
  Nashville, TN             (A)       1,570,000    2,655,000     534,000   1,570,000    3,189,000    4,759,000
  Baltimore, MD             (A)       2,000,000    5,710,000      90,000   1,832,000    5,968,000    7,800,000
  Temple Terrace, FL      5,002,000   2,600,000    6,540,000     566,000   2,600,000    7,106,000    9,706,000
  Aurora, IL             12,894,000  12,576,000   15,372,000   1,910,000  12,576,000   17,282,000   29,858,000
  Peabody, MA                -        4,705,000    5,623,000           0   4,705,000    5,623,000   10,328,000
                       ----------- -----------  ----------- ----------- ----------- ------------ ------------
                         17,896,000  23,815,000   37,359,000   3,100,000  23,647,000   40,627,000   64,274,000
                        ----------- ----------- ------------ ----------- ----------- ------------ ------------

Apartments:
  Harrison Township, MI     (A)         700,000    1,948,000  10,246,000     700,000   12,194,000   12,894,000
  Tampa, FL               5,154,000   1,850,000    7,009,000     937,000   1,850,000    7,946,000    9,796,000
  Tampa, FL               5,750,000   1,178,000    4,466,000     373,000   1,178,000    4,839,000    6,017,000
  Bloomfield Hills, MI   10,809,000   4,325,000   12,126,000   2,276,000   4,325,000   14,402,000   18,727,000
  Laurel, MD              9,369,000     613,000   12,722,000    (223,000)    613,000   12,499,000   13,112,000
                       ------------ ----------- ------------ ----------- ----------- ------------ ------------
                         31,082,000   8,666,000   38,271,000  13,609,000   8,666,000   51,880,000   60,546,000
                       ------------ ----------- ------------ ----------- ----------- ------------ ------------

Other
   Portland, ME           1,950,000   2,309,000       12,000      -        2,309,000       12,000    2,321,000
   Tampa, FL                 -          427,000       -           -          427,000       -           427,000
   Mount Clemens, MI         -           25,000       -           -           25,000       -            25,000
   Washington, D.C.          -             -          -           -           -            16,000       16,000
                       ------------ ----------- ------------ ----------- ----------- ------------ ------------
                          1,950,000   2,761,000       12,000           0   2,761,000       28,000    2,789,000
                       ------------ ----------- ------------ ----------- ----------- ------------ ------------

                       $110,547,000 $77,297,000 $250,065,000 $28,646,000 $77,169,000 $278,855,000 $356,024,000
                                    =========== ============ =========== =========== ============ ============

Lines of credit          28,000,000

                       ============
                       $138,547,000
                        ===========







                       Accumulated
                       Depreciation
                            and        Date    Depreciable
 Description           amortization  acquired  Life (years)
 -----------           ------------  --------  -----------
Retail:
  Hagerstown, MD            436,000   12/84       40
  Nashville, TN           1,078,000    8/86       40
  Baltimore, MD           1,404,000    7/87       40
  Temple Terrace, FL      1,843,000   12/87       40
  Aurora, IL              3,378,000    5/90       40
  Peabody, MA               189,000    8/95       40
                       -----------
                          8,328,000
                        -----------

Apartments:
  Harrison Township, MI   5,476,000   11/74       40
  Tampa, FL               2,244,000   10/86       40
  Tampa, FL               1,074,000    3/88       40
  Bloomfield Hills, MI    4,789,000    1/89       40
  Laurel, MD              2,046,000    9/90       40
                        -----------
                         15,629,000
                        -----------

Other
   Portland, ME            -           7/96
   Tampa, FL               -          12/95
   Mount Clemens, MI       -
   Washington, D.C.        -
                        -----------
                                  0
                        -----------

                        $44,810,000
                        ===========

Lines of credit




(A) These properties collateralize the Trust's $45 million credit facility.

                                                                    Schedule III

                                 MGI PROPERTIES

                    Real Estate and Accumulated Depreciation

                  Years ended November 30, 1996, 1995 and 1994


A summary of real estate investments and accumulated depreciation and amortization for the three years ended November 30 follows:

Real Estate Investments
-----------------------
                                         1996           1995            1994

Balance at beginning of year       $293,469,000   $267,530,000    $258,663,000

  Add:
     Investments                     59,950,000     38,302,000      31,786,000
     Building improvements            3,307,000      1,825,000       2,157,000
     Tenant improvements              2,702,000      2,542,000       1,051,000
                                    -----------    -----------     -----------
                                    359,428,000    310,199,000     293,657,000
  Deduct:
     Real estate dispositions         3,404,000     15,385,000      24,312,000
     Other                                -          1,345,000       1,815,000
                                    -----------    -----------     -----------

Balance at end of year             $356,024,000   $293,469,000    $267,530,000
                                    ===========    ===========     ===========

Accumulated Depreciation
 and Amortization

Balance at beginning of year       $ 36,375,000   $ 32,029,000    $ 29,992,000

  Add:
     Depreciation and amortization    8,832,000      7,798,000       7,638,000

  Deduct:
     Real estate dispositions           397,000      1,701,000       3,920,000
     Other                                   -       1,751,000       1,681,000
                                    -----------    -----------     -----------

Balance at end of year             $ 44,810,000   $ 36,375,000    $ 32,029,000
                                    ===========    ===========     ===========

The aggregate cost for Federal income tax purposes of the above investments at November 30, 1996 is approximately $340 million.

Refer to Note 1 regarding the Trust's accounting policies on real estate investments and depreciation and amortization.