Form 10-Q
period 1997-02-28
MGI PROPERTIES
filed 1997-04-11
CIK 68330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the Period Ended:  February 28, 1997        Commission File Number:  1-6833
                       -----------------                                 ------

                                 MGI PROPERTIES
                                 --------------
             (Exact name of registrant as specified in its charter)


         MASSACHUSETTS                                    04-6268740
         -------------                                    ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                One Winthrop Square, Boston, Massachusetts 02110
                ------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:      (617) 422-6000
                                                     --------------------------

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

                            Yes    X            No
                                 -----             -----


Common shares outstanding as of April 11 , 1997:  13,595,454
                                                  ----------

                                 MGI PROPERTIES
                                      INDEX


PART I:     FINANCIAL INFORMATION                                       Page No.

Item 1:     Financial Statements

Consolidated Balance Sheets                                                3

Consolidated Statements of Earnings                                        4

Consolidated Statements of Cash Flows                                      5

Consolidated Statements of Changes in Shareholders' Equity                 6

Notes to Consolidated Financial Statements                                 7

Item 2:     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  8

Exhibit A:  Computation of Earnings Per Share                             12


PART II:    OTHER INFORMATION

Items 1 - 6                                                               13

Signatures                                                                14

                                 MGI PROPERTIES
                         PART I -- FINANCIAL INFORMATION
                           CONSOLIDATED BALANCE SHEETS


---------------------------------------------------------------------------------------------------------------------------------
                                                                             February 28, 1997               November 30, 1996
                                                                                (unaudited)
---------------------------------------------------------------------------------------------------------------------------------

ASSETS

Real estate, at cost                                                            $362,750,000                   $356,024,000
Accumulated depreciation and amortization                                        (46,289,000)                   (44,810,000)
---------------------------------------------------------------------------------------------------------------------------------
Net investments in real estate                                                   316,461,000                    311,214,000
Cash and cash equivalents                                                         20,391,000                     15,140,000
Accounts receivable                                                                3,677,000                      3,665,000
Other assets                                                                      10,561,000                      9,645,000
---------------------------------------------------------------------------------------------------------------------------------
                                                                                $351,090,000                   $339,664,000
=================================================================================================================================

LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Liabilities:
Mortgage loans payable                                                          $108,593,000                   $138,547,000
Other liabilities                                                                  5,732,000                      6,682,000
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                114,325,000                    145,229,000

Shareholders' equity:
Common shares -- $1 par value; 17,500,000 shares authorized;
    13,595,454 issued (11,563,199 at November 30, 1996)                           13,595,000                     11,563,000
Additional paid-in capital                                                       206,663,000                    167,185,000
Undistributed net income                                                          16,507,000                     15,687,000
---------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                       236,765,000                    194,435,000
---------------------------------------------------------------------------------------------------------------------------------
                                                                                $351,090,000                   $339,664,000
=================================================================================================================================


See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)


                                                                                           Three Months Ended
                                                                         -------------------------------------------------------
                                                                         February 28, 1997                   February 29, 1996
--------------------------------------------------------------------------------------------------------------------------------

INCOME
Rental and other income                                                    $14,882,000                          $12,699,000
Interest                                                                       206,000                               85,000
--------------------------------------------------------------------------------------------------------------------------------
Total income                                                                15,088,000                           12,784,000
--------------------------------------------------------------------------------------------------------------------------------

EXPENSES
Property operating expenses                                                  3,664,000                            3,368,000
Real estate taxes                                                            1,819,000                            1,511,000
Depreciation and amortization                                                2,552,000                            2,316,000
Interest                                                                     2,623,000                            1,891,000
General and administrative                                                     775,000                              733,000
--------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                              11,433,000                            9,819,000
--------------------------------------------------------------------------------------------------------------------------------

Income before net gains and exchange item                                    3,655,000                            2,965,000
Net gains                                                                      600,000                                   --
--------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                             4,255,000                            2,965,000

Extraordinary item - loss on prepayment of debt                               (306,000)                                  --
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                                  $3,949,000                           $2,965,000
================================================================================================================================


PER SHARE DATA
Net income                                                                       $0.32                                $0.26
================================================================================================================================


Weighted average shares outstanding                                         12,316,733                           11,517,710
================================================================================================================================


See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                                    Three Months Ended
                                                                                    ------------------------------------------------
                                                                                    February 28, 1997              February 29, 1996
------------------------------------------------------------------------------------------------------------------------------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES

Net income                                                                            $  3,949,000                    $2,965,000
Adjustments to reconcile net income to net cash
    provided by operating activities:
Depreciation and amortization                                                            2,552,000                     2,316,000
Net gain                                                                                  (600,000)                           --
Extraordinary item                                                                         306,000                            --
Other                                                                                     (532,000)                     (886,000)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                5,675,000                     4,395,000
------------------------------------------------------------------------------------------------------------------------------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES

Acquisitions of real estate                                                             (6,622,000)                  (10,344,000)
Additions to real estate                                                                (1,475,000)                   (1,059,000)
Deferred tenant charges                                                                   (679,000)                     (189,000)
Net proceeds from sales of real estate interests                                           619,000                            --
Other                                                                                      (46,000)                        9,000
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                   (8,203,000)                  (11,583,000)
------------------------------------------------------------------------------------------------------------------------------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES

Additions to mortgage loans payable, net                                                11,000,000                     9,500,000
Repayment of mortgage loans payable                                                    (40,954,000)                     (429,000)
Mortgage prepayment penalty                                                               (306,000)                           --
Cash distributions                                                                      (3,129,000)                   (2,763,000)
Proceeds from issuance of common shares                                                 41,168,000                       211,000
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                7,779,000                     6,519,000
------------------------------------------------------------------------------------------------------------------------------------
Net increase/(decrease) in cash and short-term investments                               5,251,000                      (669,000)
------------------------------------------------------------------------------------------------------------------------------------

CASH  AND  CASH EQUIVALENTS

Beginning of period                                                                     15,140,000                     7,045,000
------------------------------------------------------------------------------------------------------------------------------------
End of period                                                                          $20,391,000                    $6,376,000
====================================================================================================================================


See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)


-----------------------------------------------------------------------------------------------------------------
                                                                               Additional
                                                           Common                Paid-In           Undistributed
                                                           Shares                Capital             Net Income
-----------------------------------------------------------------------------------------------------------------

Balance at November 30, 1996                           $11,563,000           $167,185,000          $15,687,000

Net income                                                      --                     --            3,949,000

Distributions                                                   --                     --           (3,129,000)

Sale of common shares                                    2,000,000             39,075,000                   --

Options exercised and other                                 32,000                403,000                   --

---------------------------------------------------------------------------------------------------------------

Balance at February 28, 1997                           $13,595,000           $206,663,000          $16,507,000
===============================================================================================================


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

Note 2: On March 27, 1997, the Board of Trustees declared a quarterly dividend of $.27 per share, payable April 17, 1997, to shareholders of record April 8, 1997. This dividend payment will aggregate $3.7 million.

Note 3: Subsequent to the end of the quarter, the Trust acquired for a price of $3.5 million a 107,600 square-foot industrial building located in Westford, Massachusetts. The building is 100% leased to a single tenant.

Note 4: Cash paid for interest amounted to $2.6 million and $1.9 million for the three-month periods ended February 28, 1997 and February 29, 1996, respectively.

Note 5: At February 28, 1997, options to purchase an aggregate of 965,461 common shares at exercise prices ranging from $7.375 to $21.00 per share were outstanding under MGI's stock option plans for key employees and trustees. All options outstanding at February 28, 1997 expire by December 2006.

Note 6: During the quarter ended February 28, 1997, the Trust prepaid a $12.3 million mortgage and incurred a $306,000 penalty ($.03 per share), which was recorded as an extraordinary loss.

Note 7: MGI intends to qualify for the year ended November 30, 1997 as a real estate investment trust under the provisions of Sections 856-860 of the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for Federal income taxes.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources
-------------------------------

         Shareholders' equity at February 28, 1997 was $236.8 million, compared to $194.4 million at November 30, 1996. The increase primarily reflects net proceeds of $41.1 million from an equity offering resulting in the issuance of 2,000,000 common shares as well as the excess of net income over distributions paid in the first quarter. At February 28, 1997, financial liquidity was provided by $20.4 million in cash and cash equivalents and by unused lines of credit aggregating $45.0 million.

         In December 1996 the Trust acquired for $6.6 million two industrial buildings totaling 145,500 square feet which are 100% leased. These acquisitions were part of a tax-deferred exchange in which approximately $5.0 million of the purchase price was funded with the proceeds of two sales in the fourth quarter of 1996. Subsequent to the end of the quarter, the Trust acquired a 107,600 square-foot industrial building located in Westford, Massachusetts for a price of $3.5 million. Additionally, the Trust has signed contracts to acquire three additional New England properties at prices aggregating $15.5 million. Subject to the completion of due diligence and the satisfaction of certain other conditions, it is anticipated these investments will close late in the second quarter, although there is no assurance that MGI will acquire these properties.

         Mortgage and other loans payable totaled $108.6 million at February 28, 1997, a net decrease of $29.9 million, compared to $138.5 million at November 30, 1996. The Trust utilized $28.0 million of the offering proceeds to repay the outstanding balances on its lines of credit. In addition, the Trust refinanced a $12.3 million, 9.3% mortgage with an $11.0 million loan bearing interest at a rate of 8.12%. The balance of the change represents scheduled principal payments. Scheduled loan principal payments due within twelve months of February 28, 1997 total $3.1 million. MGI believes it will continue to be able to extend or refinance maturing mortgage loans upon satisfactory terms.

         Cash requirements during the balance of fiscal 1997 include distributions to shareholders, capital and tenant improvements and other leasing expenditures required to maintain MGI's occupancy levels and other investment undertakings. Currently, the Trust is contractually committed to approximately $1.9 million of capital and tenant improvement projects, which are anticipated to be completed during the next two fiscal quarters.

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

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

The Trust presently anticipates that the purchase of additional properties will be financed primarily by cash, short-term investments and debt. MGI believes the combination of available cash and investment securities, the value of MGI's unencumbered properties and other resources available to it are sufficient to meet its short- and long-term liquidity requirements.

Results of Operations
---------------------

         Net income for the quarter ended February 28, 1997 was $3,949,000, or $.32 per share on the increased average number of shares outstanding, compared to $2,965,000, or $.26 per share, for the first quarter one year ago. Included in 1997 first quarter net income was a gain of $600,000, or $.05 per share, from the sale of a partnership interest in an apartment complex, which was partially offset by an extraordinary loss of $306,000, or $.03 per share, incurred in connection with a loan refinancing prepayment fee. Funds from operations ("FFO") totaled $6.2 million in the first quarter of fiscal 1997, compared to $5.3 million in the corresponding quarter of 1996. MGI calculates FFO in conformity with the NAREIT definition which is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. MGI believes FFO is an appropriate supplemental measure of operating performance. The following is a reconciliation of net income to FFO:


                                                                   Three Months Ended
                                                                   ------------------
                                                      February 28, 1997             February 29, 1996
                                                      -----------------             -----------------

Net income                                               $3,949,000                    $2,965,000

Less net gain and extraordinary item                        294,000                            --

Plus building depreciation                                2,041,000                     1,702,000

Plus tenant improvement and commission
amortization
                                                            497,000                       610,000
                                                         ----------                    ----------
FFO                                                      $6,193,000                    $5,277,000
                                                         ==========                    ==========


The change in FFO, compared to the corresponding period in 1996, is attributable to the same factors that affected income before net gains in such periods, with the exception of depreciation and amortization expense.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

         In comparing the first quarter of fiscal 1997 to that of the previous year, the increase in net income before net gains of approximately $0.7 million resulted principally from a $ 1.6 million increase in property operating income which is offset, in part, by increases in interest expense and depreciation and amortization of $0.7 million and $0.2 million, respectively. Property operating income is defined as rental and other income less property operating expenses and real estate taxes. The increase in interest expense is due to the higher balance of debt primarily used to fund the acquisitions of properties. The change in property operating income reflects the additional income from the acquisition of properties of $1.8 million, an increase in income from properties owned throughout the first quarters of both fiscal 1997 and 1996 of $0.1 million, offset, in part, by the income effect of $0.3 million due to the sale of properties.


Change in Property Operating Income for Quarter Ended February 28, 1997 versus February 29, 1996
------------------------------------------------------------------------------------------------

         Property                Properties Held             1997 and 1996              1997 and 1996
           Type                 Both Fiscal Years             Acquisitions                   Sales                Net Change
           ----                 -----------------             ------------                   -----                ----------

Industrial                            $30,000                   $  372,000                $(126,000)                $276,000
Office                                (4,000)                      894,000                       --                  890,000
Office/R&D                              7,000                      429,000                       --                  436,000
Apartment                              35,000                           --                       --                   35,000
Retail                                 62,000                           --                       --                   62,000
Land and Partnership                       --                       89,000                 (203,000)                (114,000)
                                     --------                   ----------                ----------              ----------
Total                                $130,000                   $1,784,000                $(329,000)              $1,585,000
                                     ========                   ==========                ==========              ==========


         Substantially all of the properties acquired during 1997 and 1996 are located in New England. As of February 28, 1997, the Trust's New England portfolio consists of thirty four properties aggregating 3.3 million square feet. During the first quarter of 1997, these properties produced operating income of $5.3 million which amounts to 56% of the total from all Trust properties. Scheduled expirations for New England properties total 147,481 and 487,806 square feet in 1997 and 1998, respectively. Existing rent levels relative to New England space coming up for renewal appear to be generally below prevailing market rents.

         Scheduled lease expirations and completed leasing (in square feet) for the portfolio as a whole are as follows at February 28, 1997:


                                                                          Scheduled Expirations
                                                                     -------------------------------
 Property               Percentage               1997                Remaining            Scheduled
   Type                  Leased                Leasing                  1997                1998
   ----                  -------              ---------               --------             ------

Industrial                97.6%                319,100                100,200              676,500
Office                    94.7%                 46,900                 98,500              116,500
Office/R&D               100.0%                  6,600                     --              283,600
Retail                    89.8%                  6,400                 11,900               79,200
                         ------                -------                -------            ---------
Total                     96.3%                379,000                210,600            1,155,800
                         ======                =======                =======            =========


                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


         The fiscal 1998 scheduled lease expirations represent 22% of MGI's total commercial portfolio, which is approximately 7% higher than 1997 expirations a year ago at this time. Included in the 1998 retail expirations is 53,200 square feet scheduled to expire at the 313,000 square-foot Yorkshire Plaza in Aurora, Illinois, which is currently 77% leased. While management believes that the center is favorably located, the lease market is soft due to an excess supply of retail space.


Forward-Looking Statements
--------------------------

         Statements made or incorporated in this Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are dependent on a number of factors which could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Such factors include, among other things, satisfactory completion of the acquisitions, maintaining the current occupancy and rent levels at the acquisition properties, as well as those set forth in Risk Factors (Item 1) and Management's Discussion and Analysis of Financial Condition and Results of Operations in MGI's Form 10-K for the year ended November 30, 1996.

                                 MGI PROPERTIES
                               PART I - EXHIBIT A
                        COMPUTATION OF EARNINGS PER SHARE


                                                            Three Months Ended
                                           -----------------------------------------------------
                                                    February 28, 1997        February 29, 1996

PRIMARY
Net income                                            $ 3,949,000              $ 2,965,000
                                                      ===========              ===========

Weighted average numbers of shares outstanding
during the period                                      12,316,733               11,517,710
                                                       ===========              ===========

Primary earnings per share                                  $0.32                    $0.26
                                                      ===========              ===========

ASSUMING FULL DILUTION
Net income                                            $ 3,949,000              $ 2,965,000
                                                      ===========              ===========

Weighted average number of shares outstanding
during the period                                      12,316,733               11,517,710
                                                      ===========              ===========

Earnings per share assuming full dilution                   $0.32                    $0.26
                                                      ===========              ===========


Note: Net income per share is based upon the weighted average shares outstanding taking into consideration common stock equivalents, if dilutive. Outstanding stock options are not taken into account in the computation of earnings per share as they are not materially dilutive.

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

             None

                                 MGI PROPERTIES
                                   SIGNATURES



         Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:      April 11, 1997             /s/ Phillip C. Vitali
           --------------             ---------------------
                                      Phillip C. Vitali
                                      Executive Vice President and Treasurer
                                      (Chief Financial Officer)




Date:      April 11, 1997             /s/ David P. Morency
           --------------             --------------------
                                      David P. Morency
                                      Controller
                                      (Principal Accounting Officer)