Form 10-Q/A
period 1997-02-28
MGI PROPERTIES
filed 1997-04-29
CIK 68330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the Period Ended:    February 28, 1997     Commission File Number:    1-6833
                         -----------------                                ------


                                 MGI PROPERTIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         MASSACHUSETTS                                 04-6268740
-------------------------------             ------------------------------------
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


                              Yes     X            No
                                 -----------         -----------

Common shares outstanding as of April 11, 1997:   13,595,454
                                                  ----------

                                 MGI PROPERTIES
                                      INDEX



PART II:       OTHER INFORMATION                                    Page No.
                                                                    --------
Item 6                                                                3

Signatures                                                            4

                                 MGI PROPERTIES
                           PART II - OTHER INFORMATION



Item 6:           Exhibits and Reports on Form 8-K:

                  a) Exhibits:

                     Computation of Earnings Per Share (see page 12).

                  b) Reports on Form 8-K:

                  The Trust filed a current report on Form 8-K dated January 22, 1997, which reported Item 5 Other Events and Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits.

                                 MGI PROPERTIES
                                   SIGNATURES



       Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:      April 25, 1997                /s/ Phillip C. Vitali
           --------------                ---------------------------------------
                                         Phillip C. Vitali
                                         Executive Vice President and Treasurer
                                         (Chief Financial Officer)




Date:      April 25, 1997                /s/ David P. Morency
           --------------                ---------------------------------------
                                         David P. Morency
                                         Controller
                                         (Principal Accounting Officer)