Form 10-Q
period 1997-05-31
MGI PROPERTIES
filed 1997-07-14
CIK 68330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended: May 31, 1997           Commission File Number:      1-6833

                                 MGI PROPERTIES
             (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                                   04-6268740
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                One Winthrop Square, Boston, Massachusetts 02110
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:               (617) 422-6000

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

                                     Yes X  No
                                        ---    ---
Common shares outstanding as of July 10, 1997:  13,604,586



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

                                 MGI PROPERTIES
                        PART I -- FINANCIAL INFORMATION
                          CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------
                                                                        May 31, 1997     November 30, 1996
                                                                         (unaudited)
----------------------------------------------------------------------------------------------------------
ASSETS

Real estate, at cost                                                    $ 383,158,000    $ 356,024,000
Accumulated depreciation and amortization                                 (48,697,000)     (44,810,000)
----------------------------------------------------------------------------------------------------------
Net investments in real estate                                            334,461,000      311,214,000
Cash                                                                        8,601,000       15,140,000
Accounts receivable                                                         3,796,000        3,665,000
Other assets                                                                8,662,000        9,645,000
----------------------------------------------------------------------------------------------------------
                                                                        $ 355,520,000    $ 339,664,000
==========================================================================================================
LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Liabilities:
Mortgage loans payable                                                  $ 112,336,000    $ 138,547,000
Other liabilities                                                           5,729,000        6,682,000
----------------------------------------------------------------------------------------------------------
Total liabilities                                                         118,065,000      145,229,000

Shareholders' equity:
Common shares -- $1 par value; 17,500,000 shares authorized;
    11,538,095 issued (11,502,271 at November 30, 1995)                    13,601,000       11,563,000
Additional paid-in capital                                                206,755,000      167,185,000
Undistributed net income                                                   17,099,000       15,687,000
----------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                237,455,000      194,435,000
----------------------------------------------------------------------------------------------------------
                                                                        $ 355,520,000    $ 339,664,000
==========================================================================================================

See accompanying notes to consolidated financial statements.

                                                      MGI PROPERTIES
                                           CONSOLIDATED STATEMENTS OF EARNINGS
                                                       (unaudited)

-------------------------------------------------------------------------------------------------------------------------
                                                                      Three Months Ended           Six Months Ended
                                                                  --------------------------   --------------------------
                                                                  May 31, 1997  May 31, 1996   May 31, 1997  May 31, 1996
-------------------------------------------------------------------------------------------------------------------------
INCOME
Rental and other income                                           $15,376,000    $13,122,000   $30,258,000   $25,821,000
Interest on investment securities                                     198,000        100,000       404,000       185,000
-------------------------------------------------------------------------------------------------------------------------
Total income                                                       15,574,000     13,222,000    30,662,000    26,006,000
-------------------------------------------------------------------------------------------------------------------------
EXPENSES
Property operating expenses                                         3,807,000      3,385,000     7,471,000     6,753,000
Real estate taxes                                                   1,853,000      1,591,000     3,672,000     3,102,000
Depreciation and amortization                                       2,587,000      2,234,000     5,139,000     4,550,000
Interest                                                            2,273,000      2,075,000     4,896,000     3,966,000
General and administrative                                            790,000        746,000     1,565,000     1,479,000
-------------------------------------------------------------------------------------------------------------------------
Total expenses                                                     11,310,000     10,031,000    22,743,000    19,850,000
-------------------------------------------------------------------------------------------------------------------------
Income before net gain and extraordinary item                       4,264,000      3,191,000     7,919,000     6,156,000
Net gain                                                                 --        9,350,000       600,000     9,350,000
-------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                    4,264,000     12,541,000     8,519,000    15,506,000
Extraordinary item - loss on prepayment of debt                          --            --        (306,000)         --
-------------------------------------------------------------------------------------------------------------------------
Net income                                                        $ 4,264,000    $12,541,000   $ 8,213,000   $15,506,000
=========================================================================================================================
PER SHARE DATA
Net income                                                        $      0.31    $      1.09   $      0.63   $      1.35
=========================================================================================================================
Weighted average shares outstanding                                13,598,472     11,535,008    12,964,645    11,526,406
=========================================================================================================================

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (unaudited)
--------------------------------------------------------------------------------
                                                     Six Months Ended May 31,
                                                   -----------------------------
                                                       1997            1996
--------------------------------------------------------------------------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES

Net income                                         $  8,213,000    $ 15,506,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization expense                 5,139,000       4,550,000
Net gain                                               (600,000)     (9,350,000)
Net extraordinary items                                 306,000            --
Other                                                   956,000      (1,576,000)
--------------------------------------------------------------------------------
Net cash provided by operating activities            14,014,000       9,130,000
--------------------------------------------------------------------------------
CASH  FLOWS  FROM  INVESTING  ACTIVITIES

Acquisitions of real estate                         (25,664,000)    (19,183,000)
Additions to real estate                             (3,016,000)     (2,832,000)
Deferred tenant charges                                (901,000)       (443,000)
Net proceeds from sales of real estate interests        704,000       6,072,000
Other                                                   376,000        (460,000)
--------------------------------------------------------------------------------
Net cash used in investing activities               (28,501,000)    (16,846,000)
--------------------------------------------------------------------------------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES

Additions to mortgage loans payable, net             15,500,000      14,000,000
Repayment of mortgage loans payable                (41,711,,000)     (2,396,000)
Mortgage prepayment penalty                            (306,000)           --
Cash distributions                                   (6,801,000)     (5,531,000)
Proceeds from issuance of common shares              41,266,000         321,000
--------------------------------------------------------------------------------
Net cash provided by financing activities             7,948,000       6,394,000
--------------------------------------------------------------------------------
Net decrease in cash and short-term investments      (6,539,000)     (1,322,000)
--------------------------------------------------------------------------------

CASH  AND  SHORT-TERM  INVESTMENTS

Beginning of period                                  15,140,000       7,045,000
--------------------------------------------------------------------------------
End of period                                      $  8,601,000    $  5,723,000
================================================================================

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (unaudited)
--------------------------------------------------------------------------------
                                                     Additional
                                         Common       Paid-In      Undistributed
                                         Shares       Capital        Net Income
--------------------------------------------------------------------------------
Balance at November 30, 1996          $11,563,000   $167,185,000   $ 15,687,000

Net income                                   --             --        8,213,000

Distributions                                --             --       (6,801,000)

Sale of common shares                   2,000,000     39,075,000           --

Options exercised and other                38,000        495,000           --
--------------------------------------------------------------------------------
Balance at May 31, 1997               $13,601,000   $206,755,000   $ 17,099,000
================================================================================

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

Note 2: On June 19, 1997, the Board of Trustees declared a cash dividend of $.28 per common share payable on July 11, 1997 to shareholders of record on July 2, 1997. This dividend payment will aggregate $3.8 million.

Note 3: Cash paid for interest amounted to $2.3 million and $2.1 million for the three-month periods ended May 31, 1997 and May 31, 1996, respectively.

Note 4: At May 31, 1997, options to purchase an aggregate of 995,461 common shares at exercise prices ranging from $7.375 to $21.375 per share were outstanding under MGI's stock option plans for key employees and trustees. All options outstanding at May 31, 1997 expire by April 2007.

Note 5: During the first quarter of fiscal 1997, the Trust prepaid a $12.3 million mortgage and incurred a $306,000 penalty ($.03 per share), which was recorded as an extraordinary loss.

Note 6: MGI intends to qualify for the year ended November 30, 1997 as a real estate investment trust under the provisions of Sections 856-860 of the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for Federal income taxes.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         Shareholders' equity at May 31, 1997 was $237.5 million, compared to $194.4 million at November 30, 1996. The increase primarily reflects net proceeds of $41.1 million from an equity offering of 2,000,000 common shares as well as the excess of net income over distributions paid. At May 31, 1997, financial liquidity was provided by $8.6 million in cash and cash equivalents and by unused lines of credit aggregating $40.5 million.

         Through the first two quarters of fiscal 1997, the Trust has acquired seven properties totaling 476,200 square feet for an aggregate price of $25.6 million. The properties were 99% leased as of May 31, 1997. All of the properties are located in New England, including two office properties totaling 80,800 square feet in suburban Hartford, Connecticut. The remaining five buildings consist of both office/research and development and industrial properties that are located in the metropolitan Boston Massachusetts area. At the end of the second quarter, the Trust's New England investments equal approximately 52% of the total cost of its real estate. Additionally, the Trust has signed contracts to acquire, subject to its satisfactory completion of due diligence and the satisfaction of certain other conditions, five additional New England properties at prices aggregating $16.6 million. It is anticipated these investments will close later in the year, if all conditions and terms are met, although there is no assurance that MGI will acquire these properties.

         Mortgage and other loans payable totaled $112.3 million at May 31, 1997, a net decrease of $26.2 million, compared to $138.5 million at November 30, 1996. The Trust utilized $28.0 million of the offering proceeds to repay the outstanding balances on its lines of credit. The line was subsequently drawn down by $4.5 million in connection with the property acquisitions. In addition, the Trust refinanced a $12.3 million, 9.3% mortgage with an $11.0 million loan bearing interest at a rate of 8.12%. The balance of the change represents scheduled principal payments. Scheduled loan principal payments due within twelve months of May 31, 1997 total $3.2 million. MGI believes it will continue to be able to extend or refinance maturing mortgage loans upon satisfactory terms.

         Cash requirements during the balance of fiscal 1997 include distributions to shareholders, capital and tenant improvements and other leasing expenditures required to maintain MGI's occupancy levels and other investment undertakings. Principal sources of funds in the future are expected to be from property operations, lines of credit, mortgaging or refinancing of existing mortgages on properties and MGI's portfolio of investment securities. Other potential sources of funds include the proceeds of public or private offerings of additional equity or debt securities of the Trust of the sale of real estate investments. The cost of new borrowings or issuances of the Trust's equity securities will be measured against the anticipated returns of investments to be acquired with such funds.

         The Trust presently anticipates that primarily cash, short-term investments and debt will finance the purchase of additional properties. MGI believes the combination of available cash and short-term investment securities, the value of MGI's unencumbered properties and other resources available to it are sufficient to meet its short and long-term liquidity requirements.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



Results of Operations

         Net income for the fiscal quarter ended May 31, 1997, was $4.3 million, or $.31 per share on the increased average number of shares outstanding, as compared to $12.5 million, or $1.09 per share, in the corresponding quarter of 1996. Included in the 1996 second quarter net income was $9.4 million of gain recognized from the sale of MGI's interests in a California apartment complex. Income before net gain and extraordinary item was $4.3 million and $3.2 million for the quarters ended May 31, 1997 and May 31, 1996, respectively.

Net income for the six months ended May 31, 1997, was $8.2 million, or $.63 per share on the increased average number of shares outstanding, as compared to $15.5 million, or $1.35 per share, a year ago. Income before net gain and extraordinary item was $7.9 million and $6.1 million for the six months ended May 31, 1997 and May 31, 1996, respectively. Included in 1997 year-to-date net income was a gain of $0.6 million which was partially offset by an extraordinary loss of $0.3 million incurred in connection with a loan refinancing prepayment fee. Included in the 1996 year-to-date net income was the previously mentioned gain of $9.4 million.

         Funds from operations ("FFO") totaled $6.8 million in the second quarter of fiscal 1997, compared to $5.4 million in the corresponding quarter of 1996. Funds from operations for the six months ended May 31, 1997 and 1996 were $13.0 million and $10.7 million, respectively. MGI calculates FFO in conformity with the NAREIT definition which is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. MGI believes FFO is an appropriate supplemental measure of operating performance.

The following is a reconciliation of net income to FFO:


                                                 Three Months Ended             Six Months Ended
                                                 ------------------             ----------------
                                               May 31, 1997  May 31, 1996   May 31, 1997     May 31, 1996
                                               ------------  ------------   -------------    ------------
Net Income                                     $4,264,000    $12,541,000    $ 8,213,000      $15,506,000
Less net gain and extraordinary item                --        (9,350,000)      (294,000)       9,350,000)
Plus building depreciation                      2,051,000      1,758,000      4,092,000        4,048,000
Plus tenant improvement and
 commission amortization                          506,000        456,000      1,003,000          478,000
                                               ------------  ------------   -------------    ------------
FFO                                            $6,821,000     $5,405,000    $13,014,000      $10,682,000
                                               ============  ============   =============    ============

     The change in FFO, compared to the corresponding periods in 1996, is attributable to the same factors that affected income before net gain and extraordinary item in such periods, with the exception of depreciation and amortization expense.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


     In comparing the second quarter of fiscal 1997 to that of the previous year, the increase in net income before net gain and extraordinary item of approximately $1.1 million resulted principally from a $1.6 million increase in property operating income which is offset by increases in interest expense and depreciation and amortization of $0.4 million and $0.2 million, respectively. The increase in interest expense is due to the higher average balance of debt outstanding in 1997. Property operating income is defined as rental and other income less property operating expenses and real estate taxes. The change in property operating income reflects the additional income from the acquisition of properties totaling $1.8 million, offset, in part, by the income effect of $0.2 million due to the sale of properties.

Change in Property Operating Income for Quarter Ended May 31, 1997 versus May 31, 1996

                                  Properties Held      1997 and 1996   1997 and 1996
                                 Both Fiscal Years      Acquisitions       Sales          Net Change
                                 -----------------     -------------   -------------     -----------
Industrial                         $     6,000          $   551,000     $   (96,000)     $   461,000
Office                                  26,000            1,043,000          --            1,069,000
Office R&D                               3,000              136,000          --              139,000
Apartment                               41,000                 --            --               41,000
Retail                                (108,000)                --            --             (108,000)
Land and Partnership                      --                 96,000        (128,000)         (32,000)
                                   -----------          -----------     -----------      -----------
                                   $   (32,000)         $ 1,826,000     $  (224,000)     $ 1,570,000
                                   ===========          ===========     ===========      ===========

     For the six months ended May 31, 1997 property operating income from properties held in both fiscal years had increased approximately 1.5%, on an annualized basis, when compared to the comparable 1996 period. When the quarter and six months ended May 31, 1997 are compared to the prior year period, the performance of the "comparable properties" reflects an increase in retail vacancy at Yorkshire Plaza in Aurora, Illinois. Yorkshire Plaza was 77% leased at May 31, 1997 as compared to 95% at May 31, 1996. While management believes that the center is favorably located, the lease market is soft due to an excess supply of retail space.

     Substantially all of the increase in property operating income is from the acquisitions of properties located in New England which has been the focus of the Trust's investment activity over the past several years. The increase is a function of both acquisitions and increases in rental rates. During the first two quarters of fiscal 1997 the Trust signed, with tenants located in New England, leases totaling approximately 230,000 square feet which were at aggregate rents approximately 35% over prior rent levels. These increases will be recognized as new lease terms commence. As of May 31, 1997, the Trust's New England portfolio consists of thirty-nine properties aggregating 3.6 million square feet

     Scheduled lease expirations and completed leasing (in square feet) for the portfolio as a whole are as follows at May 31, 1997:

                                              Scheduled Expirations
                                             ----------------------
Property          Percentage      1997       Remaining    Scheduled
  Type              Leased       Leasing       1997         1998
--------          ----------     -------     ---------    ---------

Industrial           98.3%      421,700       32,400       660,200
Office               94.6%      168,500       22,600       132,100
Office/R&D          100.0%       21,000         --         312,000
Retail               88.6%       24,400        9,900        79,200
                    ------      -------       ------     ---------
Total                96.4%      635,600       64,900     1,183,500
                    ======      =======       ======     =========

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



     Of the 635,600 total square feet leased year-to-date in 1997, approximately 620,000 square feet (which includes the 230,000 square feet leased in New England properties) pertained to renewals or new leases of previously occupied space. Rents on the 620,000 square feet increased an aggregate 20% over prior rent levels, which is equal to $965,000 per annum once all the leases have commenced. Of this $965,000, approximately $106,000 has been reflected in earnings for the first six months of 1997; the balance will be recognized as new lease rates go into effect over the next twelve months. The fiscal 1998 scheduled lease expirations represent 22% of MGI's total commercial portfolio, which is approximately 8% higher than 1997 scheduled expirations a year ago at this time. Scheduled remaining expirations for New England properties total 40,000 square feet and 509,000 square feet in 1997 and 1998, respectively. Existing rent levels relative to New England space coming up for renewal appear to be generally below prevailing market rents. Included in the 1998 retail expirations is 53,200 square feet scheduled to expire at the 313,000 square-foot Yorkshire Plaza in Aurora, Illinois.

Forward Looking Statements

     Statements made or incorporated in this Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are dependent on a number of factors which could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Such factors include, among other things, satisfactory completion of the anticipated acquisitions, maintaining or improving the current occupancy and rent levels at the acquisition and other properties, as well as those set forth in Risk Factors (Item 1) and Management's Discussion and Analysis of Financial Condition and Results of Operations in MGI's Form 10-K for the year ended November 30, 1996.

                                 MGI PROPERTIES
                               PART I - EXHIBIT A
                       COMPUTATION OF EARNINGS PER SHARE


-----------------------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended May 31,         Six Months Ended May 31,
                                                                     1997             1996              1997           1996
-----------------------------------------------------------------------------------------------------------------------------
PRIMARY
Net income                                                        $ 4,264,000   $12,541,000         $ 8,213,000   $15,506,000
=============================================================================================================================
Weighted average number of shares outstanding
during the period                                                  13,598,472    11,535,008          12,964,645    11,526,406
=============================================================================================================================
Primary earnings per share                                        $      0.31   $      1.09         $      0.63   $      1.35
=============================================================================================================================
ASSUMING FULL DILUTION
Net income                                                        $ 4,264,000   $12,541,000         $ 8,213,000   $15,506,000
=============================================================================================================================
Weighted average number of shares outstanding
during the period                                                  13,598,472    11,535,008          12,964,645    11,526,406
=============================================================================================================================
Earnings per share assuming full dilution                         $      0.31   $      1.09         $      0.63   $      1.35
=============================================================================================================================

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


Item 1:  Legal Proceedings:   Not applicable.

Item 2:  Changes in Securities:   Not applicable.

Item 3:  Defaults upon Senior Securities:   Not applicable.

Item 4:  Submission of Matters to a Vote of Security Holders:

         Thefollowing matters were submitted to a vote of shareholders at the March 27, 1997 Annual Meeting of Shareholders:

         (a) The election of two Trustees to serve for a term of three years expiring on the date of the Trust's Annual Meeting of Shareholders in 2000. The vote on this was William F. Murdoch, Jr. - 12,418,534 affirmative and 101,987 withheld; and, Roger P. Nordblom - 12,417,461 affirmative and 103,060 withheld.

         (b) The ratification and approval of the adoption of the Trust's 1997 Employee Stock Option, Stock Appreciation Rights and Restricted Stock Plan. The vote on this proposal was - 11,535,434 for, 840,688 against and 144,399 abstaining.

Item 5:  Other Information:   Not applicable.

Item 6:  Exhibits and Reports on Form 8-K:

         a) Exhibits:

               Part I - Exhibit A -- Computation of Earnings Per Share (see page
               12).


               4.1 MGI Properties amended and restated 1994 Trustees stock option plan.

               4.2 MGI Properties amended and restated 1994 employee stock option and stock appreciation rights plan.

               4.3 MGI Properties amended and restated 1988 stock option and stock appreciation rights plan.

               27 Financial Data Schedule

         b) Reports on Form 8-K:   None.

                                 MGI PROPERTIES
                                   SIGNATURES



     Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:    July 11, 1997                    /s/Phillip C. Vitali
                                          -------------------------------
                                          Phillip C. Vitali
                                          Executive Vice President and Treasurer
                                          (Chief Financial Officer)




Date:    July 11, 199                     /s/David P. Morency
                                          --------------------------------------
                                          David P. Morency
                                          Controller
                                          (Principal Accounting Officer)