Form 10-Q
period 1997-08-31
MGI PROPERTIES
filed 1997-10-15
CIK 68330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the Period Ended: August 31, 1997     Commission File Number:      1-6833
                      ---------------                                  ------

                                 MGI PROPERTIES
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        MASSACHUSETTS                                   04-6268740
-----------------------------------         ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                One Winthrop Square, Boston, Massachusetts 02110
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:      (617) 422-6000
                                                     --------------------------

                                       N/A
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X        No
                           -----        -----

Common shares outstanding as of October 15, 1997:   13,625,489




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

                                 MGI PROPERTIES
                         PART I -- FINANCIAL INFORMATION
                           CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                      August 31, 1997            November 30, 1996
                                                                                       (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
ASSETS

Real estate, at cost                                                                  $384,281,000                   $356,024,000
Accumulated depreciation and amortization                                              (51,209,000)                   (44,810,000)
------------------------------------------------------------------------------------------------------------------------------------
Net investments in real estate                                                         333,072,000                    311,214,000
Cash and cash equivalents                                                                9,256,000                     15,140,000
Accounts receivable                                                                      3,463,000                      3,665,000
Other assets                                                                            10,101,000                      9,645,000
====================================================================================================================================
                                                                                      $355,892,000                   $339,664,000
====================================================================================================================================

LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Liabilities:
Mortgage loans payable                                                                $111,587,000                   $138,547,000
Other liabilities                                                                        5,991,000                      6,682,000
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                      117,578,000                    145,229,000

Shareholders' equity:
Common shares -- $1 par value; 17,500,000 shares authorized;
    13,608,677 issued (11,563,199 at November 30, 1996)                                 13,609,000                     11,563,000
Additional paid-in capital                                                             206,872,000                    167,185,000
Undistributed net income                                                                17,833,000                     15,687,000
------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                             238,314,000                    194,435,000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      $355,892,000                   $339,664,000
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended                                Nine Months Ended
                                                          ------------------                                -----------------
                                                August 31, 1997        August 31, 1996          August 31, 1997      August 31, 1996
------------------------------------------------------------------------------------------------------------------------------------
INCOME
Rental and other income                           $16,028,000            $14,071,000             $46,286,000            $39,892,000
Interest                                              117,000                116,000                 521,000                301,000
------------------------------------------------------------------------------------------------------------------------------------
Total income                                       16,145,000             14,187,000              46,807,000             40,193,000
------------------------------------------------------------------------------------------------------------------------------------

EXPENSES
Property operating expenses                         3,817,000              3,724,000              11,288,000             10,477,000
Real estate taxes                                   1,890,000              1,641,000               5,562,000              4,743,000
Depreciation and amortization                       2,744,000              2,394,000               7,883,000              6,944,000
Interest                                            2,324,000              2,458,000               7,220,000              6,424,000
General and administrative                            826,000                678,000               2,391,000              2,157,000
------------------------------------------------------------------------------------------------------------------------------------
Total expenses                                     11,601,000             10,895,000              34,344,000             30,745,000
------------------------------------------------------------------------------------------------------------------------------------

Income before net gain and extraordinary item       4,544,000              3,292,000              12,463,000              9,448,000
Net gain                                                   --                     --                 600,000              9,350,000
------------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                    4,544,000              3,292,000              13,063,000             18,798,000
Extraordinary item - prepayment of debt                    --                     --                (306,000)                    --
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                         $4,544,000             $3,292,000             $12,757,000            $18,798,000
====================================================================================================================================

PER SHARE DATA
Net income                                              $0.33                  $0.28                   $0.97                  $1.63
====================================================================================================================================
Weighted average shares outstanding                13,605,703             11,550,910              13,179,891             11,534,604
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)

----------------------------------------------------------------------------------------------------------------------------------
                                                                             Nine Months Ended August 31,
                                                                             ----------------------------
                                                                           1997                           1996
----------------------------------------------------------------------------------------------------------------------------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES

Net income                                                                $12,757,000                    $18,798,000
Adjustments to reconcile net income to net cash
    provided by operating activities:
Depreciation and amortization expense                                       7,883,000                      6,944,000
Net gain                                                                     (600,000)                    (9,350,000)
Net extraordinary items                                                       306,000                             --
Other                                                                       1,351,000                     (1,092,000)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                  21,697,000                     15,300,000
----------------------------------------------------------------------------------------------------------------------------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES

Acquisitions of real estate                                               (25,679,000)                   (38,627,000)
Additions to real estate                                                   (4,185,000)                    (4,534,000)
Deferred tenant charges                                                    (1,684,000)                    (1,101,000)
Net proceeds from sales of real estate interests                              704,000                      6,072,000
Other                                                                        (252,000)                       184,000
----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                     (31,096,000)                   (38,006,000)
----------------------------------------------------------------------------------------------------------------------------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES

Proceeds from mortgage and other loans payable, net                        15,500,000                     32,500,000
Repayment of mortgage and other loans payable                             (42,458,000)                    (1,538,000)
Mortgage prepayment penalty                                                  (306,000)                            --
Cash distributions                                                        (10,611,000)                    (8,419,000)
Proceeds from sale of common shares                                        41,390,000                        563,000
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                   3,515,000                     23,106,000
----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                       (5,884,000)                       400,000
----------------------------------------------------------------------------------------------------------------------------------

CASH  AND  SHORT-TERM  INVESTMENTS

Beginning of year                                                          15,140,000                      7,045,000
----------------------------------------------------------------------------------------------------------------------------------
End of period                                                            $  9,256,000                   $  7,445,000
==================================================================================================================================

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)

        ------------------------------------------- ----------------------- ---------------------- --------------------
                                                                                   Additional
                                                                Common               Paid-In           Undistributed
                                                                Shares               Capital             Net Income
        ------------------------------------------- ----------------------- ---------------------- --------------------
        Balance at November 30, 1996                           $11,563,000           $167,185,000          $15,687,000

        Net income                                                      --                     --           12,757,000

        Distributions                                                   --                     --          (10,611,000)

        Sale of common shares                                    2,000,000             39,075,000                   --

        Options exercised and other                                 46,000                612,000                   --

        ------------------------------------------- ----------------------- ---------------------  --------------------

        Balance at August 31, 1997                             $13,609,000           $206,872,000          $17,833,000
        =========================================== ======================= ====================== ====================

      See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Note 1: The results of the interim period are not necessarily indicative of results to be expected for the entire fiscal year. The figures contained in this interim report are unaudited and may be subject to year-end adjustments. Certain prior year amounts have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations have been included and such adjustments include only the normal accruals.

Note 2: On September 18, 1997, the Board of Trustees declared a cash dividend of $.28 per common share payable on October 10, 1997 to shareholders of record on September 30, 1997. This dividend payment will aggregate $3.8 million.

Note 3: Cash paid for interest amounted to $2.3 million and $2.4 million for the three-month periods ended August 31, 1997 and August 31, 1996, respectively.

Note 4: At August 31, 1997, options to purchase an aggregate of 994,961 common shares at exercise prices ranging from $7.375 to $21.375 per share were outstanding under MGI's stock option plans for key employees and trustees. All options outstanding at August 31, 1997 expire by April 2007.

Note 5: During the first quarter of fiscal 1997, the Trust prepaid a $12.3 million mortgage and incurred a $306,000 penalty ($.03 per share), which was recorded as an extraordinary loss.

Note 6: Subsequent to the close of the quarter, the Trust completed the sale of its seven St. Louis, Missouri properties for an aggregate sales price of $14.8 million. The properties had been secured by mortgages totaling $8.7 million that were assumed by the purchaser. The Trust will recognize a gain on sale of $1.1 million in the fourth quarter ending November 30, 1997. Immediately following the St. Louis, Missouri sale, the Trust acquired five properties located in Nashua, New Hampshire at prices aggregating $16.6 million. The properties aggregate 376,600 square feet and are 89% leased.

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

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Liquidity and Capital Resources

         Shareholders' equity at August 31, 1997 was $238.3 million, compared to $194.4 million at November 30, 1996. The increase primarily reflects net proceeds of $41.1 million from an equity offering of 2,000,000 common shares as well as the excess of net income over distributions paid. At August 31, 1997, financial liquidity was provided by $9.3 million in cash and cash equivalents and by unused lines of credit aggregating $40.5 million.

         Through the first three quarters of fiscal 1997, the Trust has acquired seven properties totaling 476,200 square feet for an aggregate price of $25.6 million. The properties were 99% leased as of August 31, 1997. All of the properties are located in New England, including two office properties totaling 80,800 square feet in suburban Hartford, Connecticut. The remaining five buildings consist of both office/research and development and industrial properties that are located in the metropolitan Boston Massachusetts area. At the end of the third quarter, the Trust's New England investments equal approximately 52% of the total cost of its real estate. Subsequent to the close of the quarter, the Trust completed the sale of its seven St. Louis, Missouri properties for an aggregate sales price of $14.8 million. The properties had been secured by mortgages totaling $8.7 million that were assumed by the purchaser. The Trust will recognize a gain on the sale of $1.1 million in the fourth quarter ending November 30, 1997. In September 1997, immediately following the St. Louis, Missouri sale, the Trust acquired five additional properties located in Nashua, New Hampshire at prices aggregating $16.6 million. The Nashua, New Hampshire acquisition is comprised of three multi-tenant office buildings equaling 128,200 square feet and two industrial "flex" buildings totaling 248,400 square feet. The properties are 89% occupied. The acquisitions were financed with available cash, the St. Louis sale proceeds and by an $8.7 million advance from the Trust's line of credit.

         Mortgage and other loans payable totaled $111.6 million at August 31, 1997, a net decrease of $26.9 million, compared to $138.5 million at November 30, 1996. The Trust utilized $28.0 million of the offering proceeds to repay the outstanding balances on its lines of credit. The line was subsequently drawn down by $4.5 million in connection with property acquisitions. In addition, the Trust refinanced a $12.3 million, 9.3% mortgage loan with an $11.0 million loan bearing interest at a rate of 8.12%. The balance of the change represents scheduled principal payments. Scheduled loan principal payments due within twelve months of August 31, 1997 total $3.3 million. MGI believes it will continue to be able to extend or refinance maturing mortgage loans upon satisfactory terms.

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

         The Trust presently anticipates that in the near term primarily cash, short-term investments and debt will finance the purchase of additional properties. MGI believes the combination of available cash and short-term investment securities, the value of MGI's unencumbered properties and other resources available to it are sufficient to meet its short and long-term liquidity requirements.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



Results of Operations

         Net income for the quarter ended August 31, 1997, was $4.5 million, or $.33 per share on the increased average number of shares outstanding, as compared to $3.3 million, or $.28 per share, in the corresponding quarter of 1996. Net income for the nine months ended August 31, 1997, was $12.8 million, or $.97 per share on the increased average number of shares outstanding, as compared to $18.8 million, or $1.63 per share, a year ago. Income before net gain and extraordinary item was $12.5 million and $9.4 million for the nine months ended August 31, 1997 and August 31, 1996, respectively. Included in 1997 year-to-date net income was a gain of $0.6 million which was partially offset by an extraordinary loss of $0.3 million incurred in connection with a loan refinancing prepayment fee. Included in the 1996 year-to-date net income was a gain of $9.4 million recognized from the sale of MGI's interests in a California apartment complex.

         Funds from operations ("FFO") totaled $7.3 million in the third quarter of fiscal 1997, compared to $5.7 million in the corresponding quarter of 1996. Funds from operations for the nine months ended August 31, 1997 and 1996 were $20.3 million and $16.3 million, respectively. MGI calculates FFO in conformity with the NAREIT definition which is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. MGI believes FFO is an appropriate supplemental measure of operating performance.

         The following is a reconciliation of net income to FFO:

                                                     Three Months Ended             Nine Months Ended
                                                     ------------------             -----------------

                                                August 31,    August 31,        August 31,         August 31,
                                                ----------    ----------        ----------         ----------
                                                  1997          1996              1997                1996
                                                  ----          ----              ----                ----
Net Income                                    $4,544,000      $3,292,000        $12,757,000         $18,798,000

Less net gain and extraordinary item                  --              --           (294,000)         (9,350,000)

Plus building depreciation                     2,131,000       1,903,000          6,223,000           6,012,000

Plus tenant improvement and
 commission amortization
                                                 582,000         468,000          1,585,000             885,000
                                                 -------      -----------       -----------         -----------

FFO                                           $7,257,000      $5,663,000        $20,271,000         $16,345,000
                                              ==========      ==========        ===========         ===========

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

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


         In comparing the third quarter of fiscal 1997 to that of the previous year, property operating income, which is defined as rental and other income less property operating expenses and real estate taxes, has increased by $1.6 million, $10.3 versus $8.7 million for the third quarter of 1996. Other changes include an increase in depreciation and amortization of $0.4 million due to the additional number of properties owned. General and administrative expense has increased largely due to personnel related expenses. The change in property operating income reflects the additional income from the acquisition of properties totaling $1.2 million, offset, in part, by the income effect of $0.1 million due to the sale of properties. Income from properties owned throughout the third quarters of both fiscal 1997 and 1996, i.e. "comparable properties", in the aggregate, increased by $.5 million or 6.5%.

Change in Property Operating Income for Quarter Ended August 31, 1997 versus August 31, 1996

                                                                Fiscal             Fiscal
                                 Properties Held            1997 and 1996      1997 and 1996       Net Change
                                Both Fiscal Years           Acquisitions            Sales          ----------
                                -----------------           ------------            -----
Industrial                             $102,000              $   427,000         $ (98,000)       $  430,000
Office                                  200,000                  523,000                --           723,000
Office R&D                              (64,000)                 242,000                --           178,000
Apartment                               246,000                       --                --           246,000
Retail                                    6,000                       --                --             6,000
Land and Partnership                         --                   35,000           (16,000)           19,000
                                     -----------             -----------          ---------       ----------
                                       $490,000               $1,227,000         $(114,000)       $1,603,000
                                        =======                =========          ========         =========

         For the nine months ended August 31, 1997 property operating income from properties held in both fiscal years had increased approximately 3.3%, on an annualized basis, when compared to the comparable 1996 period. When the quarter and nine months ended August 31, 1997 are compared to the prior year periods, the performance of the "comparable properties" reflects an increase in rental rates as well as lower operating costs. The increase in property operating income related to the acquisitions of properties reflects the Trust's focus on New England over the past several years. The portfolio of New England properties at September 30, 1997, including the Nashua, New Hampshire purchase, totals 3,957,000 square feet. During the third quarter of 1997 the Trust began to internalize property management with the objective of having the New England properties under management within twelve months.

         Scheduled lease expirations and completed leasing (in square feet) for the portfolio as a whole are as follows at August 31, 1997:

                                                       Scheduled Expirations
                                                       ---------------------

                                    Fiscal          Remaining         Scheduled
    Property      Percentage         1997            Fiscal             Fiscal
      Type          Leased          Leasing            1997              1998
      ----          ------          -------          -------           --------

Industrial         99.9%             490,200           23,800          660,200
Office             96.0%              48,700           10,600          122,900
Office/R&D        100.0%             220,200               --          284,200
Retail             89.2%              48,400            2,000           61,800
                   -----            --------          -------       ----------
Total              97.5%             807,500           36,400        1,129,100
                   =====             =======           ======        =========

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



                  Of the 807,500 total square feet leased year-to-date in 1997, 754,000 square feet, (which includes the 315,000 square feet in New England), pertained to renewals or new leases of previously occupied space. Rents on the 754,000 square feet increased an aggregate 20% over prior rent levels, which is equal to $1.2 million per annum once all the lease renewals have commenced. Of this $1.2 million, approximately $290,000 has been reflected in earnings for the first nine months of 1997; the balance will be recognized as new lease rates go into effect over the next twelve months. Rents on the 315,000 square feet of New England leases signed increased by 36% over prior rent levels.

                   Subsequent to the end of the quarter, the scheduled fiscal 1998 lease expirations have been reduced to 870,000 square feet from 1,129,100 square feet. The St. Louis sale reduced schedule expirations by 338,000 square feet, while the Nashua acquisition added 79,000 square feet. In addition, management has reached an agreement in principle to extend and expand the leased space of a 50,000 square foot tenant at Yorkshire Plaza in Aurora, Illinois. The lease is included in the 1998 expirations. Taking into consideration the sales and acquisitions, expirations are scheduled throughout fiscal 1998 as follows:
326,700 square feet in the first quarter, 54,900 square feet in the second quarter, 346,100 square feet in the third quarter and 142,600 square feet in the fourth quarter. Expirations on the New England properties in 1998 total 552,000 square feet. Existing rent levels relative to New England space coming up for renewal appear to be generally below prevailing market rents.


Forward Looking Statements

         Statements made or incorporated in this Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are dependent on a number of factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Such factors include, among other things, current market conditions remaining the same or improving, satisfactory completion of anticipated acquisitions, maintaining or improving the current occupancy and rent levels at newly acquired and existing properties, as well as those set forth in Risk Factors (Item 1) and Management's Discussion and Analysis of Financial Condition and Results of Operations in MGI's Form 10-K for the year ended November 30, 1996.

                                 MGI PROPERTIES
                               PART I - EXHIBIT A
                        COMPUTATION OF EARNINGS PER SHARE

------------------------------------------------------------------------------------------------------------------------------------

                                                                    Three Months Ended August 31,       Nine Months Ended August 31,
                                                                    -----------------------------       ----------------------------
                                                                           1997             1996           1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
PRIMARY
Net income                                                           $  4,544,000    $  3,292,000      $12,757,000       $18,798,000
===================================================================================================================================

Weighted average number of shares outstanding during the period        13,605,703      11,550,910       13,179,891        11,534,604
===================================================================================================================================

Primary earnings per share                                                  $0.33           $0.28            $0.97             $1.63
===================================================================================================================================

ASSUMING FULL DILUTION
Net income                                                           $  4,544,000      $3,292,000      $12,757,000       $18,798,000
===================================================================================================================================

Weighted average number of shares outstanding during the period        13,605,703      11,550,910       13,179,891        11,534,604
===================================================================================================================================

Earnings per share assuming full dilution                                   $0.33           $0.28            $0.97             $1.63
===================================================================================================================================


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




Date:      October 15, 1997              /s/ Phillip C. Vitali
           ----------------              --------------------------------------
                                         Phillip C. Vitali
                                         Executive Vice President and Treasurer
                                         (Chief Financial Officer)




Date:      October 15, 1997              /s/ David P. Morency
           ----------------              --------------------------------------
                                         David P. Morency
                                         Controller
                                         (Principal Accounting Officer)