Form 10-K
period 1997-11-30
MGI PROPERTIES
filed 1998-02-02
CIK 68330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                    ---------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended November 30, 1997
                           Commission File No. 1-6833

                                 MGI PROPERTIES
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Massachusetts                                   04-6268740
          -------------                                   ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                One Winthrop Square, Boston, Massachusetts 02110
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:   (617) 422-6000
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
Title of each class                                   on which registered
-------------------                                   -------------------
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

As of January 29, 1998, the aggregate market value of the voting shares of the Registrant held by non-affiliates of the Registrant was $339,718,775.

Common Shares Outstanding as of January 29, 1998:   13,721,124

The information required by Part III of Form 10-K will be incorporated by reference to a definitive proxy statement involving the election of Trustees which is expected to be filed by the Registrant pursuant to Regulation 14A within 120 days after the close of its fiscal year ended November 30, 1997.

                                TABLE OF CONTENTS
                                                                            Page

PART I .......................................................................1

         Item 1.    Business..................................................1
         Item 2.    Properties...............................................10
         Item 3.    Legal Proceedings........................................12
         Item 4.    Submission of Matters to a Vote Security Holders.........12

PART II .....................................................................13

         Item 5.    Market for Registrant's Common Equity
                    and Related Stockholder Matters..........................13
         Item 6.    Selected Financial Data..................................14
         Item 7.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations............15
         Item 8.    Financial Statements and Supplementary Data..............22
         Item 9.    Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure...................22

PART III ....................................................................23

PART IV .....................................................................24

         Item 14.   Exhibits, Financial Statement Schedules
                    and Reports on Form 8-K..................................24

POWER OF ATTORNEY ...........................................................28

SIGNATURES...................................................................28

                                     PART I

Item 1. Business

GENERAL

         MGI Properties(R) (the "Trust" or "MGI") is an unincorporated business trust organized under the laws of the Commonwealth of Massachusetts. MGI(R) commenced operations in 1971 as a real estate investment trust (a "REIT"). Since that time, the Trust has elected to be treated as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), and expects to continue to operate in a manner which will entitle the Trust to be so treated. For each taxable year in which the Trust qualifies as a REIT under the Internal Revenue Code, taxable income distributed to the holders of its Common Shares will not be taxable to the Trust (other than certain items of tax preference which are subject to minimum tax in the hands of the Trust). See "Investment and Operating Policies" and "Portfolio" below and the description of dividend policy included under Item 5 of this Annual Report on Form 10-K for the year ended November 30, 1997 (the "Report").

         References herein to the Trust include its wholly-owned subsidiaries.

NARRATIVE DESCRIPTION OF BUSINESS
---------------------------------

         MGI is a self-administered equity REIT that owns and operates a diversified portfolio of income producing real estate consisting at November 30, 1997 of 58 commercial properties and interests in five multi-family residential properties. Effective July 1997, MGI began internalizing the property management function with the objective of having its New England properties substantially under management by the end of fiscal 1998. As of November 30, 1997, 1.8 million square feet were under MGI property management. Since 1992, the Trust has focused on the commercial segment of the real estate market, specifically industrial, office/research and development and office properties located in New England. At November 30, 1997, 57%, based upon cost, of MGI's real estate assets were located in New England. The region contributed approximately 60% of the Trust property operating income for fiscal 1997 up from 51% in fiscal 1996. At the end of fiscal 1997, MGI's commercial properties were leased to 321 tenants and aggregated 5,373,000 square feet (2,048,000 industrial, 1,149,000 office research and development, 1,369,000 office and 807,000 retail). The multi-family properties consist of five residential communities aggregating 1,335 units. At November 30, 1997, the commercial and residential properties were 95.8% and 93.9% leased, respectively.

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

         The Trust employs thirty-five persons.

INVESTMENT AND OPERATING POLICIES
---------------------------------

         The Trust's primary business objective is to increase funds from operations ("FFO"), while building additional value of its real estate investments through income growth and capital appreciation. The investment policy of the Trust in its broadest aspect is to seek income of the types permitted to a REIT under Section 856 of the Internal Revenue Code, consistent with its Declaration of Trust. Under its Declaration of Trust, the Trust is permitted to invest in a broad range of real estate investments, including, but not limited to, equity interests, interests in securities, whether or not secured by mortgages, interests in rents and any other interests related to real property. The Trust's policies are subject to ongoing review by the Board of Trustees and may be modified from time to time to take into consideration changes in business or economic conditions or otherwise as circumstances warrant.

         The Trust seeks to achieve its primary business objective by (1) active management of its real estate, (2) a focus on maintaining the quality of its properties and the demand for its properties at a level that will support high occupancy rates, leasing attractiveness to quality tenants and increasing rental rates and (3) the acquisition of high quality properties. The Trust's investment focus with respect to type of property has, during the last several years, been directed primarily toward the commercial segment of the New England real estate market, particularly industrial, office/research and development and office properties. MGI currently intends to continue this policy, but also intends to retain modest geographic diversity, as well as diversification by property type. Although MGI expects the percentage of its real estate portfolio represented by New England properties to increase, MGI, to a lesser extent, will consider property acquisitions in other markets in which favorable opportunities are similarly perceived and where MGI has a substantial presence or where the purchase of properties, on an individual or portfolio basis, or over time would establish such a presence. In the past, MGI has periodically changed its emphasis from one sector to another in accordance with its perception of market opportunities.

         MGI's philosophy has been to seek what management believes to be value-creating opportunities by frequently acquiring quality properties that have not met their full potential, at a cost believed to be below replacement value. Management believes that its investments can be actively managed to create a total return which includes current income and capital appreciation. The Trust has recently operated with an individual investment parameter of below $20,000,000 (but has exceeded and may occasionally exceed this parameter) and in most cases acquires properties at prices below $10,000,000. The successful execution of this strategy has permitted MGI to profitably dispose of assets from time to time. The decision to sell specific properties or investments involves a number of factors, including the economic climate (giving effect also to the impact of tax laws and other regulatory factors), future potential and reinvestment alternatives. As indicated above, the investment focus may change, based upon the ongoing review of the Trust's policies by the Board of Trustees.

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

         MGI's leasing, maintenance and tenant and capital improvement activities are designed to attract and retain quality tenants and maintain high occupancy rates. Management believes that the internalization of the property management function with respect to its New England properties will improve service, reduce operating costs and provide a strategic competitive advantage. With regard to certain properties outside of New England, MGI believes that using local property management companies currently provides cost effective management and results in improved access to significant market information and improved tenant satisfaction as a result of the personnel dedicated solely to MGI's properties. MGI officers typically work with local property managers to actively manage these properties. Generally, MGI is directly involved in establishing the strategic direction for each property, identifying new tenants, negotiating leases, budgeting and monitoring operating performance and implementing and directing significant renovations and rehabilitations.

         MGI seeks to maintain a well-balanced, conservative and flexible capital structure by: (i) maintaining a conservative dividend pay-out ratio that enables MGI to both reinvest in capital and tenant improvements for existing properties and increase cash available for investment; (ii) borrowing primarily at fixed rates; (iii) extending and sequencing the maturity dates of its debt; and (iv) maintaining conservative debt service coverage ratios. Management believes that these strategies have enabled and should continue to enable the Trust to access debt and equity capital markets for its long-term investment requirements, upon satisfactory terms, although there can be no assurance thereof.

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

         Funds necessary to conduct operations are provided from rental and interest income, mortgaging of equity investments, lines of credit, corporate borrowings, the sale of marketable securities, loan repayments and amortization. Such operations include the Trust's continuous incurrence of costs, reimbursed and unreimbursed, for improvements and renovations of its existing properties in order to maintain and enhance their value. From time to time, as and to the extent conditions warrant, the Trust operates on a leveraged basis by incurring indebtedness in order to increase its capital available for investment when, in the Board of Trustees' judgment, the Trust will benefit thereby (see "Risk Factors -- Leverage"). There is no assurance at any given time that borrowed funds will be available or that the terms and conditions of such borrowings will be satisfactory. The Trust may employ short-term or long-term borrowings to fund some of its investments. Reference is made to Note 4 of the Notes to Consolidated Financial Statements included in Item 14 below.

PORTFOLIO
---------

         The Trust's portfolio at November 30, 1997 consisted of investments in fifty-eight commercial properties and five multi-family residential properties.

         The Trust's real estate investments can be classified by type of properties and geographic location. As of November 30, 1997, the Trust's real estate investments were diversified by property type as follows:


                                                                                 % of
                                                                               Portfolio
                                                               % of          Based on 1997
                                                             Portfolio          Property
                    Number of           Square Feet/           Based           Operating                 %
                    Properties             Units              on Cost            Income               Leased
                    ----------             -----              -------            ------               ------
Industrial              18                2,048,000            19.6%              23.7%                95.4%
Office/R&D              13                1,149,000            14.4%              16.9%               100.0%
Office                  18                1,369,000            32.6%              31.1%                95.9%
Retail                   6                  807,000            16.7%              12.9%                90.4%
Land and Other           3                       --             0.7%               0.9%               100.0%
                        --                ---------           -----               ----                -----

Total Commercial        58                5,373,000            84.0%              85.5%                95.8%
                                          =========                                                   =====

Multi-family             5                    1,335            16.0%              14.5%                93.9%
                        --                    =====           -----              -----                =====
Total Portfolio         63                                    100.0%             100.0%                95.4%
                        ==                                    =====              =====                =====

         As of November 30, 1997, the Trust's real estate investments were diversified by geographic region as follows:


                                                                                                 % of
                                                                                               Portfolio
                                                                               % of          Based on 1997
                                        Square Feet of                       Portfolio          Property
                         Number of        Commercial         Apartment         Based            Operating           %
Location                Properties         Property            Units          on Cost             Income          Leased
--------                ----------         --------            -----          -------             ------          ------
New England                 44            3,987,000               --            57.2%              59.7%           96.6%
Mid-West                     5              395,000              722            18.4%              19.1%           83.0%
Southeast                   10              637,000              376            13.8%              10.6%           97.1%
Mid-Atlantic                 4              354,000              237            10.6%              10.6%           99.0%
                            --            ---------            -----           -----              -----            ----
Total Portfolio             63            5,373,000            1,335           100.0%             100.0%           95.4%
                            ==            =========            =====           =====              =====            ====

         Lease terms relating to the Trust's properties range from tenancies-at-will up to eighteen years. The Trust leases commercial space to 321 commercial tenants, including 182 office tenants, 64 retail tenants, 54 industrial tenants and 21 office/research and development tenants.

         Additional information concerning the Trust's mortgage and real estate investments is set forth under Item 2 and in Notes 1, 2, 3 and 4 in the Notes to Consolidated Financial Statements and Schedule III of the Financial Statement
Schedule included in Item 14 below.

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

         In the areas of investment permitted to the Trust, there may be a wide variety of competing investors and lenders. The Trust competes with life insurance companies, real estate investment trusts, pension funds, other financial institutions, partnerships, corporations, individuals and other business entities, both domestic and foreign. An increase in the number of competing investors and lenders and the availability of investment funds can have the effect of increasing competition for investments in real estate and reducing the yields realizable with respect to such investments. With respect to properties presently owned by the Trust, or in which the Trust has an investment, the Trust competes with other owners of properties for tenants. The Trust's properties compete for tenants primarily on the basis of location, rent and the condition and design of improvements. Its properties compete with similar properties located in their geographic area, and such properties may be newer and larger than those in which the Trust has an interest. There are no statistics readily available which would enable the Trust to determine its position with respect to its competitors in the real estate investment industry.

         The Trust has been able to compete effectively despite recessionary conditions in certain regions from time to time and management believes that this will continue by reason of the diverse make-up of the Trust's income producing properties, as well as their modest geographic diversity (as of November 30, 1997, 57% of the Trust's properties were in New England) and the diversity of their tenant base. However, recessionary economic conditions in certain regions or any adverse changes in local or national economic conditions could result in the inability of some existing tenants of the Trust to meet their lease or other obligations and could otherwise adversely affect the Trust's ability to attract or retain tenants. Management believes, however, that by reason of the factors stated above and the Trust's financial strength and operating practices, particularly its ability to implement renovations and improvements, it will be able to maintain occupancies and, over time, increase rental income from its properties, although there can be no assurance thereof.

RISK FACTORS
------------

Leverage

         The Trust's obligations for borrowed money totaled $113.2 million at November 30, 1997. Although the Trust currently intends to limit the extent of its borrowing to not more than 45% of its total assets, the formation documents of the Trust do not contain any limitation on the amount or percentage of indebtedness the Trust might incur. The Trustees reserve the right to increase such leverage. The Trust has been actively exploring property acquisitions in the past and expects to continue to do so in the future. In connection with these activities or in connection with the refinancing of existing indebtedness, the Trust may incur additional borrowings in the future. Increases in the Trust's leverage could increase the risk of default under its outstanding indebtedness. The Trust's failure to pay its debt obligations when due could result in the Trust's loss of the properties collateralizing such indebtedness or otherwise adversely affect the Trust.

         The Trust's debt obligations subject to floating interest rates at November 30, 1997 aggregated approximately $21.3 million at a weighted average interest rate of approximately 7.2% and represented 18.8% of the Trust's outstanding debt. Significant increases in interest rates on floating rate debt would adversely affect the net income, funds from operations and cash available for distribution to shareholders. These risks may inhibit the Trust's ability to raise capital, particularly through the issuance of equity securities.

Geographic Concentration

         The Trust's operating income and the value of its properties may be affected by a number of factors, including the local economic climate (which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply of or reduced demand for commercial or other properties). At November 30, 1997, approximately 57% of MGI's real estate assets, based on cost, were located in New England, primarily in the suburban Boston area. The concentration of the Trust's assets in the New England area may increase in the near term. The Trust's performance and its ability to make distributions to shareholders is largely dependent on the economic conditions in the markets where the Trust's properties are located. There can be no assurance as to the continued growth of the economy in these markets or other markets upon which the Trust's tenants depend. Negative economic changes in these markets may, therefore, adversely affect the Trust.

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

         Numerous office and industrial properties compete with the Trust's properties in attracting tenants to lease space. Some of these competing properties are newer or are in more desirable locations than some of the Trust's properties. Significant development of office or industrial properties in a particular area could have an adverse effect, material or otherwise, on the Trust's ability to lease space in its properties and on the rents charged.

         The Trust is subject to the risks that upon expiration of leases for space located in its properties, the leases may not be renewed, the space may not be re-let or the terms of renewal or re-letting (including the cost of required renovations) may be less favorable than current lease terms. In addition, certain leases provide for early cancellation upon particular circumstances. If the Trust were unable to promptly re-let or renew the leases for all or a substantial portion of this space or if the rental rates upon such renewal or re-letting were significantly lower than expected rates, then the Trust's cash flow and ability to make distributions to shareholders may be adversely affected.

         Although the Trust believes its properties are generally multi-purpose and could be re-let to other tenants, some properties could require reconfiguration or remodeling before the property could be re-let to other tenants. Any such required activity could delay immediate occupancy by the re-letting tenant.

         Equity real estate investments are relatively illiquid. Such illiquidity will tend to limit the ability of the Trust to vary its portfolio promptly in response to changes in economic or other conditions. In addition, the Internal Revenue Code limits the Trust's ability to sell properties held for less than four years, which may affect the Trust's ability to sell properties without adversely affecting returns to holders of Common Shares.

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

         At any time, a tenant of the Trust's properties may seek the protection of the bankruptcy laws, which could result in the rejection and termination of such tenant's lease and thereby cause a reduction in the Trust's net income, funds from operations and cash available for distribution. No assurance can be given that tenants will not file for bankruptcy protection in the future or, if any tenants file, that they will affirm their leases and continue to make rental payments in a timely manner. Furthermore, protection of the Trust's investments may require foreclosure or other action leading to acquisition of title to properties underlying its mortgage loans or similar investments. As of January 29, 1998, one significant tenant (Bradlees, Inc.) is operating under Chapter 11 of the Federal Bankruptcy Code. Although its lease with the Trust has been affirmed, there can be no assurance that future operating performance will not be adversely affected by developments with respect to Bradlees, Inc.

Possible Environmental Liabilities

         Under various Federal, state and local laws, ordinances and regulations, such as the Comprehensive Environmental Response Compensation and Liability Act or "CERCLA," and common laws, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property as well as certain other costs, including governmental fines and injuries to persons and property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to remediate such substances properly, may adversely affect the owner's or operator's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials into the air and third parties may seek recovery from owners or operators of real property for personal injuries associated with asbestos-containing materials.

         Substantially all of the Trust's properties have been subjected to Phase I or similar environmental audits by independent environmental consultants. These environmental audit reports have not revealed any potential significant environmental liability, nor is the Trust aware of any environmental liability with respect to its properties that it believes would have a material adverse effect on the Trust's business, properties or results of operations. This evaluation however, could prove to be incorrect depending on certain factors. For example, the Trust's assessments may not reveal all environmental liabilities or there may be material environmental liabilities of which the Trust is unaware. In addition, assumptions regarding groundwater flow and the existence of contamination are based on available sampling data, and there are no assurances that the data is reliable in all cases. Moreover, there can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability on the Trust or (ii) the current environmental condition of the Trust's properties will not be affected by tenants, by the condition of land or operations in the vicinity of the Trust's properties (such as the presence of underground storage tanks), or by third parties unrelated to the Trust.

         Some tenants use or generate hazardous substances in the ordinary course of their respective businesses. These tenants are required under their leases to comply with all applicable laws and have agreed to indemnify the Trust for any claims resulting from noncompliance, and the Trust is not aware of any environmental problems resulting from the tenants' use or generation of hazardous substances. There are no assurances that all tenants will comply with the terms of their leases or remain solvent and that the Trust may not at some point be responsible for contamination caused by such tenants.

INSURANCE
---------

         Although there can be no assurance thereof, MGI carries comprehensive general liability coverage and umbrella liability coverage on all of its properties with limits of liability deemed adequate to insure against liability claims and provide for cost of defense. The Trust is also insured against the risk of physical loss in amounts estimated to be adequate to reimburse it on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period. However, there can be no assurance that this coverage will be adequate or that it will insure all of the risks to which the Trust's properties are subject. By reason of the high cost of earthquake and flood insurance and the fluctuations in price and availability, management has determined that the risk of loss due to earthquake and flood does not currently justify the cost of such coverage, however, management may periodically reconsider its position.

ADVERSE CONSEQUENCE OF FAILURE TO QUALIFY AS A REIT AND OTHER TAX RISKS
-----------------------------------------------------------------------

         The Trust believes that it has operated in a manner that permits it to qualify as a REIT under the Internal Revenue Code for each taxable year since its formation. No assurance can be given that the Trust will be able to continue to operate in a manner so as to qualify or remain so qualified. Qualification as a REIT involves the application of highly technical Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations and the determination of various factual matters and circumstances not entirely within the Trust's control. For example, in order to qualify as a REIT, at least 95% of the Trust's gross income in any year must be derived from qualifying sources and the Trust must make distributions to shareholders equal to 95% of its REIT taxable income (excluding net capital gains). Further, no assurance can be given that new legislation, regulations or administrative decisions will not change the tax laws with respect to REIT qualification or the Federal income tax consequences of such qualification. If the Trust fails to qualify as a REIT, it will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at corporate rates. Unless entitled to relief under certain statutory provisions, the Trust could also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would reduce the net earnings available for investment or distribution to shareholders because of the additional tax liability for the year or years involved. In addition, distributions would no longer be required to be made. To the extent that distributions to shareholders have already been made in anticipation of its assumed qualification as a REIT, the Trust could be required to borrow funds or to liquidate certain of its investments to pay the applicable tax. The failure to qualify as a REIT may also constitute a default under certain Trust indebtedness.

Item 2. Properties.

         The following table sets forth certain information concerning the Trust's properties at November 30, 1997.

------------------------------------------------------------------------------------------------------------------------------------
                                       Net
                                 Carrying Value             Weighted  Scheduled lease  Number
                                           Per   Percentage  Average    Expirations      of                                Lease
INDUSTRIAL          Sq. Ft.    Dollars    Sq. Ft.  Leased      Rent    1998     1999   Tenants  Principal Tenant         Expiration
------------------------------------------------------------------------------------------------------------------------------------
Distribution and Manufacturing
Wilmington, MA      294,000  $ 6,662,000  $22.66    100%     $ 4.07     14%      --       3      Avon Dispatch, Inc.        05/31/00
N. Charleston, SC   191,900    2,184,000   11.38    100%       2.35    100%      --       1      Mill Transportation        12/31/97
Northborough, MA    102,300    2,224,000   21.75    100%       3.89     --       --       2      Filene's Basement          09/15/01
Franklin, MA         65,300    3,108,000   47.60     --         --      --       --      --

Flex
Tewksbury, MA       189,200   10,696,000   56.53    100%       8.45     --       --       1      Avid Technology, Inc.      06/30/10
Nashua, NH          150,300    5,104,000   33.96     81%       4.50     16%      15%      7      Logicraft, Inc.            12/31/00
Wilmington, MA      109,500    4,313,000   39.39    100%       5.40      8%      --       3      United Shoe Machinery      12/31/01
Westford, MA        107,600    3,435,000   31.92    100%       3.50     --      100%      1      Mack Technologies, Inc.    11/30/98
Methuen, MA         106,800    4,774,000   44.70    100%       5.28     --       --       2      Microtouch Systems, Inc.   04/30/03
Wilmington, MA      100,200    2,405,000   24.00    100%       3.94     --       52%      2      Datawatch Corporation      04/30/99
                                                                                                 Thermo Instruments
Franklin, MA        100,000    4,962,000   49.62    100%       5.94     --       --       1      Systems                    01/31/98
Nashua, NH           98,100    3,135,000   31.96    100%       3.97      9%      54%     11      Pure Distributors, Inc.    02/14/00
Bedford, MA          93,200    2,429,000   26.06    100%       6.32     --       19%      3      Imaging Technology, Inc.   07/31/01
                                                                                                 Chromatic Technologies,
Franklin, MA         83,600    3,699,000   44.24    100%       5.40     --       --       2      Inc.                       06/30/02
Andover, MA          82,500    4,500,000   54.55    100%       5.60      7%       9%      5      LANcity Corporation        04/30/01
Marlborough, MA      75,000    3,087,000   41.16    100%       6.51     25%      --       4      The Concorde Group         09/30/02
Marlborough, MA      59,400    2,272,000   38.24    100%       5.16     59%      --       4      Diebold Incorporated       11/30/02
                                                                                                 Separation
Methuen, MA          38,700    1,734,000   44.81    100%       5.66     50%      --       2      Technologists, Inc.        12/31/01
------------------------------------------------------------------------------------------------------------------------------------
Total             2,047,600  $70,723,000  $34.54     95%     $ 4.92     17%      13%     54
-------------------------------------------------------------- ---------------------------------------------------------------------

OFFICE/RESEARCH & DEVELOPMENT
------------------------------------------------------------------------------------------------------------------------------------
Tewksbury, MA       140,000  $ 8,631,000  $61.65    100%     $ 9.30     --       --       1      Avid Technology, Inc.      06/30/10
Andover, MA         128,400    6,017,000   46.86    100%       5.00     --      100%      1      Hewlett-Packard Company    07/31/99
Billerica, MA       122,300    4,487,000   36.69    100%       4.67     --       --       1      Precision Robots, Inc.     07/31/01
Chelmsford, MA      108,600    4,431,000   40.79    100%       7.02     --       --       2      Telebit, Inc.              12/31/99
Andover, MA         105,500    6,661,000   63.14    100%      11.60     --      100%      1      ISI Systems, Inc.          04/30/99
Billerica, MA       100,000    4,002,000   40.01    100%       5.09    100%      --       1      Bay Networks, Inc.         12/02/97
Chelmsford, MA       70,900    1,887,000   26.62    100%       5.86     37%      --       4      Schafer Corporation        07/31/98
                                                                                                 Atex Media Solutions,
Bedford, MA          70,600    2,085,000   29.54    100%       3.50     --       --       1      Inc.                       07/31/98
Littleton, MA        66,500    2,263,000   34.02    100%       5.58     62%      --       4      X-Rite, Inc.               12/31/02
Andover, MA          60,600    3,890,000   64.19    100%       6.75     --       --       1      Cabletron Systems, Inc.    05/31/01
Billerica, MA        60,000    1,934,000   32.24    100%       4.75     --       --       1      Bay Networks, Inc.         03/30/00
Westford, MA         59,700    3,458,000   57.93    100%       5.22     48%      --       2      Hewlett-Packard Company    05/14/00
Billerica, MA        56,300    1,907,000   33.87    100%       3.80     --       --       1      Bay Networks, Inc.         12/31/99
------------------------------------------------------------------------------------------------------------------------------------
Total             1,149,400 $51,653,000  $44.94     100%     $ 6.32     17%      20%     21
------------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                                       Net
                                 Carrying Value             Weighted Scheduled lease  Number
                                           Per   Percentage  Average   Expirations      of                                   Lease
OFFICE              Sq. Ft.    Dollars    Sq. Ft.  Leased     Rent    1998     1999   Tenants Principal Tenant            Expiration
-----------------------------------------------------------------------------------------------------------------------------------
Distribution and Manufacturing
Somerset, NJ        178,600 $ 14,298,000  $ 80.06    98%     $16.71     8%       1%      13    Merrill Lynch                06/30/00
Portland, ME        149,200   16,488,000   110.51    99%      18.93     1%       5%      13    UNUM Life Insurance Co.      01/31/01
Tampa, FL           122,400    8,904,000    72.74    92%      11.55     8%       8%      18    Olsten Kimberly Quality Care 02/28/02
Boston, MA          111,000   10,063,000    90.66    94%      24.95     3%      --       5     Cambridge Associates, Inc.   12/31/02
                                                                                               Northeast Energy
Framingham, MA      108,000    7,022,000    65.02    92%      19.79     2%      10%      26    Services, Inc.               05/31/01
Portland, ME        104,600   11,959,000   114.33    98%      18.78     9%       7%      10    People's Heritage Bank       07/31/04
Andover, MA          97,800    7,594,000    77.65    97%      15.74     --      15%      12    Computer Associates          12/31/02
Ann Arbor, MI        81,700    6,295,000    77.05   100%      12.33     --      13%      2     Comshare                     02/28/05
Farmington, CT       68,100    5,597,000    82.19    93%      15.52     --      --       4     McGraw-Hill Companies, Inc.  07/31/00
Nashua, NH           66,200    4,605,000    69.55    95%      11.58    32%      25%      13    Hesser, Inc.                 08/31/98
Greenville, SC       49,100    1,986,000    40.44   100%      10.22    28%      17%      28    S.C. Tax Commision           06/30/01
Greenville, SC       46,300    1,425,000    30.79   100%      11.16    26%      35%      6     S.C. Voc. Rehab. Dept.       11/30/98
Glastonbury, CT      40,900    3,836,000    93.79   100%      20.38    56%      44%      4     Hewlett-Packard Company      03/31/98
Glastonbury, CT      39,900    3,652,000    91.53   100%      16.94     --       --      4     Equator U.S.A., Inc.         12/31/99
Nashua, NH           36,000    2,269,000    63.03    73%      13.22    34%      23%      8     Conway Quality, Inc.         12/31/97
Boston, MA           27,100    1,610,000    59.42    92%      17.61    27%      --       10    N. E. Realty Resources, Inc. 11/03/03
Nashua, NH           26,000    1,557,000    59.92    97%      13.49    66%       8%      4     Promis Systems Corp.         05/31/98
                                                                                               Novacare Orthotics
Charlotte, NC        16,100      896,000    55.67   100%      14.52    47%      --       2     Prosthetics East             12/31/01
------------------------------------------------------------------------------------------------------------------------------------
Total             1,369,000 $110,056,000  $ 80.39    96%     $16.46    11%      10%     182
------------------------------------------------------------------------------------------------------------------------------------

RETAIL
------------------------------------------------------------------------------------------------------------------------------------
Aurora, IL          313,100  $25,892,000  $ 82.69    78%     $ 8.04    17%       2%      22    Best Buy                    01/31/11
Baltimore, MD       134,800    6,268,000    46.50   100%       6.21     3%       9%      14    Kmart Corp.                 11/30/05
Nashville, TN       111,400    3,551,000    31.88    99%       5.05     --       3%      9     Burlington Coat Factory     01/31/10
Peabody, MA         106,900    9,999,000    93.53   100%      11.75     --       --      1     Bradlees, Inc.              10/31/15
Temple Terrace, FL  100,500    7,694,000    76.56    91%       9.80     5%       4%      17    Publix Super Market, Inc.   11/30/06
Hagerstown, MD       40,200    1,350,000    33.60   100%       5.22     --       --      1     Giant Food Stores, Inc.     12/31/04
------------------------------------------------------------------------------------------------------------------------------------
Total               806,900  $54,754,000  $ 67.86    90%     $ 7.86     8%       3%      64
------------------------------------------------------------------------------------------------------------------------------------
                                 Net Carrying
                                     Value        Percentage
APARTMENT             Units    Dollars   Per unit   Leased
------------------------------------------------------------------------------------------------------------------------------------
Harrison Township, MI  376   $ 8,351,000  $22,209    89%
Bloomfield Hills,
MI                     346    13,426,000   38,804    94%
Tampa, FL              264     7,347,000   27,832    97%
Laurel, MD             237    10,857,000   45,806    97%
Tampa, FL              112     4,845,000   43,258    97%
------------------------------------------------------------------------------------------------------------------------------------
Total                 1,335  $44,826,000  $33,577    94%
------------------------------------------------------------------------------------------------------------------------------------
                          Net Carrying Value
LAND AND OTHER                 Dollars
------------------------------------------------------------------------------------------------------------------------------------
Portland, ME                 $2,321,000
Tampa, FL                       427,000
Mount Clemens, MI                25,000
------------------------------------------------------------------------------------------------------------------------------------
Total                        $2,773,000
------------------------------------------------------------------------------------------------------------------------------------

         Reference is made to Notes 1, 2 and 3 in the Notes to the Consolidated Financial Statements and Schedule III of the Financial Statement Schedule under
Item 14 of this report for descriptions of the Trust's investments and properties.

EXECUTIVE OFFICE
----------------

         The Trust's headquarters, at One Winthrop Square, Boston, Massachusetts, includes approximately 9,320 square feet. The building is owned by the Trust and, accordingly, no rent expense or rental income has been recorded since the Trust commenced occupying the space in April 1996.

Item 3. Legal Proceedings
------  -----------------

              There are no material legal proceedings to which the Trust or any of its subsidiaries are a party or with respect to which any of their property is subject.

Item 4. Submission of Matters to a Vote of Security Holders
------  ---------------------------------------------------

         Not applicable.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

MARKET INFORMATION AND DIVIDENDS.
---------------------------------

              The principal market on which the Trust's common shares are traded is the New York Stock Exchange, under the symbol MGI. The table below sets forth, for the fiscal quarters indicated, the high and low sales prices on the New York Stock Exchange of the Trust's common shares and dividends paid per common share.

                                    Sales Price
                           ----------------------------
Fiscal 1997                   High                Low              Dividends
-----------                   ----                ---              ---------

First Quarter              $22 3/4              $20 1/8              $.27
Second Quarter             $22 3/8              $20 3/8              $.27
Third Quarter              $23 5/8              $20 3/4              $.28
Fourth Quarter             $25 3/8              $22 1/8              $.28


                                    Sales Price
                           ----------------------------
Fiscal 1996                   High                Low              Dividends
-----------                   ----                ---              ---------

First Quarter              $17 1/4              $15 7/8              $.24
Second Quarter             $17 1/2              $16 1/4              $.24
Third Quarter              $18 5/8              $16 5/8              $.25
Fourth Quarter             $20 3/8              $18 1/8              $.25

         On December 18, 1997, the Board of Trustees declared a dividend of $.29 per share payable on January 16, 1998 to shareholders of record on January 8, 1998.

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

APPROXIMATE NUMBER OF HOLDERS OF COMMON SHARES.
-----------------------------------------------

                                                         Approximate Number
                                                        of Holders of Record
Title of Class                                        (as of January 29, 1998)
--------------                                        ------------------------

Common Shares, $1.00                                            2,304
   par value

Item 6.  Selected Financial Data

===============================================================================================================================
                                                                        Year Ended November 30,
                                        ---------------------------------------------------------------------------------------
                                              1997             1996              1995              1994             1993
-------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Rental income                              $ 62,567,000      $ 54,507,000     $ 44,875,000     $ 43,486,000      $ 36,185,000
Property operating expenses and
     real estate taxes                      (22,827,000)      (20,589,000)     (17,423,000)     (17,392,000)      (14,284,000)
-------------------------------------------------------------------------------------------------------------------------------
Property operating income                    39,740,000        33,918,000       27,452,000       26,094,000        21,901,000

Interest income                                 639,000           421,000          514,000          394,000           713,000
Less expenses:
Depreciation and amortization                10,662,000         9,463,000        8,339,000        8,116,000         7,407,000
Interest                                      9,539,000         9,198,000        5,807,000        5,781,000         5,059,000
General and administrative                    3,206,000         2,873,000        2,651,000        2,580,000         2,191,000
-------------------------------------------------------------------------------------------------------------------------------
Income before net gains                      16,972,000        12,805,000       11,169,000       10,011,000         7,957,000
Net gains and extraordinary item              3,494,000        11,500,000        3,150,000        4,480,000                --
-------------------------------------------------------------------------------------------------------------------------------
Net income                                 $ 20,466,000      $ 24,305,000     $ 14,319,000     $ 14,491,000      $  7,957,000
===============================================================================================================================

Net income per share                              $1.54             $2.11            $1.25            $1.26            $  .75
===============================================================================================================================

Dividends per share                               $1.10             $ .98            $ .90            $ .86            $  .81
===============================================================================================================================

Funds from operations                      $ 27,526,000      $ 22,169,000     $ 19,492,000     $ 18,111,000      $ 15,346,000
===============================================================================================================================

Weighted average shares outstanding          13,289,781        11,540,972       11,487,677       11,450,451        10,574,104
===============================================================================================================================

SUMMARY OF FINANCIAL POSITION
Investments in real estate, at cost        $381,943,000      $356,024,000     $293,469,000     $267,530,000      $258,663,000
-------------------------------------------------------------------------------------------------------------------------------
Total assets                               $362,044,000      $339,664,000     $274,651,000     $255,971,000      $246,700,000
-------------------------------------------------------------------------------------------------------------------------------
Mortgage loans payable                     $113,171,000      $138,547,000     $ 84,506,000     $ 70,954,000      $ 66,949,000
-------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                 $242,385,000      $194,435,000     $180,540,000     $176,095,000      $171,039,000
===============================================================================================================================

Note: Reference is made to the Index to Consolidated Financial Statements filed as part of this report under Item 14. Item 6, Selected Financial Data, should be read in conjunction with the Consolidated Financial Statements and the related notes appearing elsewhere herein.

Item 7.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations

OVERVIEW

         MGI is a self-administered equity REIT that owns and operates a diversified portfolio of income producing real estate consisting of 58 commercial properties and five multifamily residential properties. Since 1992, the Trust has focused on the commercial segment of the real estate market, specifically industrial and office properties located in New England. At November 30, 1997, 57%, based upon cost, of MGI's real estate assets were located in New England. The region contributed approximately 60% of the Trust's property operating income for fiscal 1997 up from 51% in fiscal 1996. This percentage will likely grow in 1998 as the Trust continues to acquire properties within New England, and as it periodically sells properties in other regions.

                                       New England                                  Other Regions
---------------------   ------------------------------------------    ------------------------------------------
Property Type            Number      Total Cost       Sq. Feet          Number      Total Cost      Sq. Feet
---------------------   ------------------------------------------    ------------------------------------------
Office                     12         $  79,555,000       875,000         6         $  44,983,000       494,000
Industrial                 17            71,649,000     1,856,000         1             3,075,000       192,000
Office/R&D                 13            54,841,000     1,149,000        --                    --            --
Retail                      1            10,329,000       107,000         5            53,518,000       700,000
Multi-family               --                    --            --         5            61,219,000            --
Land and Other              1             2,321,000            --         2               453,000            --
                        ------------------------------------------    ------------------------------------------

Total                      44         $ 218,695,000     3,987,000        19         $ 163,248,000     1,386,000
                           ==          ============    ==========        ==          ============     =========

         The multi-family properties consist of five residential communities aggregating 1,335 units. At November 30, 1997, the commercial and residential properties were 95.8% and 93.9% leased, respectively.

         During 1997 the Trust acquired 13 properties, which were all located in New England, totaling 921,000 square feet for an aggregate cost of $48.0 million. In addition, the Trust sold a partnership interest and nine properties: seven industrial properties located in St. Louis, Missouri, one office building located in Naperville, Illinois and a small Boston, Massachusetts office building.

RESULTS OF OPERATIONS

1997 Compared to 1996

         Net income for 1997 was $20.5 million, or $1.54 per share, which included gains of $3.8 million which was partially offset by an extraordinary item of $0.3 million incurred in connection with a loan refinancing prepayment fee. Net income for 1996 of $24.3 million, or $2.11 per share, included net gains of $11.5 million, which resulted from the sale of three industrial buildings as well as the sale of a partnership interest. Income before net gains increased from $12.8 million in 1996 to $17.0 million in 1997.

         Funds from operations ("FFO") totaled $27.5 million for fiscal 1997, compared to $22.2 million in 1996. MGI calculates FFO in conformity with the NAREIT definition which is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. MGI believes FFO is an appropriate supplemental measure of operating performance.

         The following is a reconciliation of net income to funds from operations:


                                                Year Ended November 30,
                                                -----------------------
                                              1997                   1996
                                              ----                   ----
  Net income                               $20,466,000           $ 24,305,000
  Less net gains and extraordinary item     (3,494,000)           (11,500,000)
  Plus building depreciation                 8,385,000              7,337,000
  Plus tenant improvement and
     commission amortization                 2,169,000              2,027,000
                                           -----------            -----------
  Funds from operations                    $27,526,000           $ 22,169,000
                                            ==========            ===========

         The $4.2 million increase in income before net gains from 1996 to 1997 resulted principally from a $5.8 million increase ( $33.9 million versus $39.7 million, respectively) in property operating income (which is defined as rental income less property operating expenses and real estate taxes), offset by increases in interest and depreciation and amortization expense. The increase in interest expense of $0.3 million was due primarily to debt incurred in connection with the acquisition of properties. Depreciation and amortization increased by $1.2 million, reflecting the greater number of properties owned. Additionally, general and administrative costs increased by $0.3 million, primarily reflecting higher personnel costs. Interest income increased by $0.2 million, reflecting higher average cash balances. The change in 1997 FFO, when compared to 1996, is attributable to the same factors that affected income before net gains in such periods, excluding the effect of changes in depreciation and amortization expense.

         The change in property operating income from 1996 to 1997 reflects improved results from comparable properties (which is defined as properties owned throughout both 1996 and 1997), as well as the effect of the sale and acquisition of properties, as detailed below:

                                                                                         Net Change in
                                                                                            Property
                        Properties Held         1997 and 1996        1997 and 1996         Operating
Property Type             Both Years             Acquisitions             Sales              Income
-------------             ----------             ------------      -------------------   --------------
Office                     $ 491,000               $2,912,000            $  28,000          $3,431,000
Industrial                    64,000                2,115,000             (647,000)          1,532,000
Office/R&D                   (78,000)                 881,000                   --             803,000
Multi-family                 286,000                       --                   --             286,000
Retail                        34,000                       --                   --              34,000
Land and Other              (122,000)                 218,000             (360,000)           (264,000)
                            ---------              ----------             ---------          ----------

Total                      $ 675,000               $6,126,000            $(979,000)         $5,822,000
                             =======                =========             ========           =========

         The increase in property operating income from comparable properties largely reflects leasing completed during 1997, particularly at properties located in Massachusetts where leases totaling 469,000 square feet were executed at substantially higher rents. Base rents on leases signed or renewed in 1997 are expected to generate approximately $1.2 million of additional revenues in fiscal 1998 as such leases become effective. For the comparable office properties, rents from leases executed in 1997 are, in aggregate, 27% higher than rents previously in place. Retail operating results were relatively unchanged from 1996. Nevertheless, the combination of retail leases executed in 1997 and year to date in fiscal 1998, at the Aurora, Illinois property should positively impact this segment based upon scheduled expirations. Bradlees, Inc., which, pursuant to Chapter 11 of the Federal Bankruptcy Code, affirmed its lease at the Peabody, Massachusetts store owned by MGI, has obtained an extension to submit a reorganization plan until August 1998. The multi-family properties experienced revenue growth of 4%, which reflected higher rental rates offset by a slight decline in occupancy at two Michigan apartment properties. Property operating income from the office/r&d and industrial properties combined did not change significantly from fiscal 1996 but should benefit in fiscal 1998 from recently executed leases.

         Subsequent to the end of fiscal 1997, the Trust completed the sale of a 102,000 square-foot industrial property located in Northborough, Massachusetts and realized a gain of $1.3 million. In addition, the Trust has executed contracts for the sale of two Florida apartment complexes, a South Carolina industrial property and a Nashville, Tennessee retail property, although the sales are subject to the satisfactory completion of certain terms and conditions, including due diligence by the potential purchasers. With the completion of the pending sale of the South Carolina industrial property, all of the Trust's office/r&d and industrial properties will be located in New England.

         Commercial leases signed in 1997, the percentage of the commercial properties leased and scheduled commercial lease expirations in 1997 and 1998 (in square feet) are as follows:

                        1997           Leased at         Scheduled Expirations
Property Type          Leasing     November 30, 1997       1998        1999
-------------          -------     -----------------     --------    --------
Industrial             490,200           95.4%           355,500      260,300
Office/R&D             173,500          100.0%           196,000      233,900
Office                 282,300           95.9%           156,400      131,600
Retail                  58,500           90.4%            61,800       25,400
                       -------         -------           --------     --------
Total                1,004,500           95.8%           769,700      651,200
                     =========         =======           =======      =======

         The 1997 leasing includes 340,000 square feet for properties that were sold during 1997. With regard to the leasing for properties owned at the end of the year, lease renewals totaled 299,000 square feet, leases signed with new tenants totaled 308,000 square feet and leases related to space that was vacant as of December 1, 1996 totaled 57,000 square feet. Scheduled expirations in 1998 represent 14.3% of the Trust's total commercial square feet at November 30, 1997, compared to scheduled expirations in 1997 of 478,400 square feet, which represented 11.7% of the Trust's total commercial square feet at November 30, 1996. The fiscal 1998 expirations are scheduled as follows: 418,000 square feet in the first quarter, 57,000 square feet in the second quarter, 152,000 square feet in the third quarter and 143,000 square feet in the fourth quarter. In the Trust's Massachusetts portfolio, leases relating to 339,200 and 444,500 square feet are scheduled to expire in 1998 and 1999, respectively, which management believes are subject to rents that are generally below the current market.

         Subsequent to 1997, the Trust executed leases for 45,000 square feet of vacant space and for 50,000 square feet scheduled to expire in 1998 at Yorkshire Plaza in Aurora, Illinois. Regarding an office/r&d building located in Billerica, Massachusetts, MGI elected to enter into an early termination of a lease which was expiring in 1998, and signed a new lease for 100,000 square feet. The space was vacated early in December and, following completion of tenant improvements, the new tenant is expected to begin occupancy at the start of the second quarter of 1998 at a materially increased rental rate. In addition, a lease was executed for a 65,300 square-foot industrial building, located in Franklin, Massachusetts, that was vacant at November 30, 1997.

1996 Compared to 1995

         Net income for 1996 of $24.3 million, or $2.11 per share, included net gains of $11.5 million, which resulted from (i) the sale of three industrial buildings, and (ii) the sale of the Trust's partnership interest in a San Bruno, California apartment complex. The sale of the partnership interest resulted in a gain of $9.4 million, which included a previously deferred gain of $3.7 million. Net income for 1995 was $14.3 million, or $1.25 per share, which included net gains from property sales of $3.2 million. Income before net gains increased from $11.2 million in 1995 to $12.8 million in 1996.

         FFO in 1996 totaled $22.2 million compared to $19.5 million in 1995. The following is a reconciliation of net income to FFO:

                                              Year Ended November 30,
                                              -----------------------
                                             1996                      1995
                                             ----                      ----
         Net income                      $ 24,305,000              $14,319,000
         Less net gains                   (11,500,000)              (3,150,000)
         Plus building depreciation         7,337,000                6,840,000
         Plus tenant improvement and
            commission amortization         2,027,000                1,483,000
                                          -----------              -----------
         Funds from operations           $ 22,169,000              $19,492,000
                                         ============              ===========

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

         The change in property operating income from 1995 to 1996 reflects improved results from comparable properties (which is defined as properties owned throughout both 1995 and 1996), as well as the effect of the sale and acquisition of properties as detailed below. Income growth from comparable properties is largely due to improved performance from the Trust's comparable office properties, which generally experienced lower vacancy and slightly higher rental rates, offset in part by increased operating expenses.

                                                  Net Change
                                                  ----------
         1996 and 1995 comparable properties     $   615,000
         1996 and 1995 acquisitions                7,346,000
         1996 and 1995 sales                      (1,495,000)
                                                  ----------
         Total                                   $ 6,466,000
                                                   =========

         The following table describes the changes in property operating income from 1995 to 1996 attributable to the Trust's different property types, including a breakdown of New England and non-New England properties:

                                                 Non-
                     New England              New England
Property Type         Properties               Properties          Net Change
-------------         ----------                ----------          ----------
Industrial            $2,478,000             $  (174,000)        $  2,304,000
Office/R&D             1,767,000                      --            1,767,000
Office                 1,820,000                 675,000            2,495,000
Multi-family                  --              (1,055,000)          (1,055,000)
Retail                 1,048,000                  26,000            1,074,000
Land and Other           149,000                (268,000)            (119,000)
                        --------              -----------           ---------
Total                 $7,262,000             $  (796,000)        $  6,466,000
                       =========                 =======            =========

         New England properties represented approximately 50% of total operating income for the year ended November 30, 1996. The changes in industrial and office/research and development property operating income relating to New England properties was primarily due to the increase in the number of properties owned in New England. The increase in office property operating income relating to New England properties was primarily due to the Portland Square, Portland, Maine acquisition, which contributed $1.4 million to the net change. The increase in the retail segment was largely due to the contribution of the Bradlees, Inc. store in Peabody, Massachusetts, which began paying rent in November 1995, following the affirmation of its lease under Chapter 11 of the Federal Bankruptcy Code.

         The primary factor in the decline in property operating income from industrial properties located outside of New England was a decrease from an overall 100% leased rate at November 30, 1995 to an overall 98% leased rate at November 30, 1996. Higher revenues from the non-New England office buildings contributed to the increase in office property operating income. The decrease in operating income from 1995 to 1996 in the multi-family segment is largely due to the sale of the Posada del Rey Apartments in Metairie, Louisiana in September 1995. The decrease in property operating income from the non-New England other properties was directly related to the sale of a partnership interest in a San Bruno, California apartment complex.

LIQUIDITY

         Shareholders' equity at November 30, 1997 was $242.4 million, compared to $194.4 million at November 30, 1996. The increase primarily reflects the net proceeds of $41.6 million from an equity offering of 2,000,000 common shares and other shares issued as well as the excess of net income over distributions paid. At November 30, 1997, financial liquidity was provided by $14.0 million in cash and cash equivalents and by $29.5 million available under lines of credit aggregating $45.0 million. The principal sources and uses of cash in 1997 are summarized as follows:


         Sources of Cash
         ---------------
         Trust operations                                 $  29,100,000
         Sales of real estate, net                           15,600,000
         Proceeds from the issuance of common shares         41,600,000
         New borrowings, net of fees                         26,500,000
                                                             ----------
         Total                                             $112,800,000
                                                            ===========
         Uses of Cash
         ------------
         Real estate acquisitions                         $  48,000,000
         Dividends                                           14,400,000
         Additions to real estate                             5,800,000
         Repayment of mortgage loans payable                 43,200,000
         Other                                                2,600,000
                                                           ------------
         Total                                             $114,000,000
                                                            ===========

         During 1997 the Trust acquired 13 properties totaling 921,000 square feet for an aggregate cost of $48.0 million. In addition, the Trust sold a partnership interest and nine properties that had an aggregate net book value of $24.0 million. A summary of the 1997 real estate acquisitions is as follows:

                                                                                    Square
Property Type                     Location                  Date Acquired            Feet                Cost
-------------                     --------                  -------------            ----                ----
Industrial             Methuen, Massachusetts                   12/96                106,800       $   4,855,000
                       Methuen, Massachusetts                   12/96                 38,700           1,762,000
                       Westford, Massachusetts                   3/97                107,600           3,481,000
                       Andover, Massachusetts                    5/97                 82,500           4,543,000
                       Nashua, New Hampshire                     9/97                150,300           5,119,000
                       Nashua, New Hampshire                     9/97                 98,100           3,145,000
Office / R&D           Westford, Massachusetts                   4/97                 59,700           3,494,000
Office                 Glastonbury, Connecticut                  4/97                 40,900           3,884,000
                       Glastonbury, Connecticut                  4/97                 39,900           3,670,000
                       Nashua, New Hampshire                     9/97                 66,200           4,620,000
                       Nashua, New Hampshire                     9/97                 36,000           2,267,000
                       Nashua, New Hampshire                     9/97                 26,100           1,563,000
                       Farmington, Connecticut                  11/97                 68,100           5,597,000
                                                                                     -------         -----------
Total                                                                                920,900         $48,000,000
                                                                                     =======         ===========

         Mortgage loans payable totaled $113.2 million at November 30, 1997, a net decrease of $25.4 million, compared to $138.5 million at November 30, 1996. The Trust utilized $28.0 million of the offering proceeds to repay the outstanding balances on its lines of credit and subsequently, increased the line by $15.5 million in connection with property acquisitions. In connection with the St Louis property sales, an $8.7 million mortgage loan was assigned to the purchaser. In addition, the Trust refinanced a $12.3 million, 9.3% mortgage loan with an $11.0 million loan bearing interest at a rate of 8.12%. The balance of the change represents scheduled principal payments. Scheduled loan principal payments due within twelve months of November 30, 1997 total $18.4 million, which includes $15.5 million of the Trust's lines of credit. MGI believes it will continue to be able to extend or refinance maturing mortgage loans upon satisfactory terms. Subsequent to November 30, 1997, the Trust closed on a ten-year, $11.6 million fixed rate non-recourse loan bearing interest at a rate of 7.12% and also signed a commitment letter for a $75.0 million unsecured revolving credit facility.

         Cash requirements in 1998 will include distributions to shareholders, capital and tenant improvements and leasing expenditures. During 1997, expenditures for capital and tenant improvements totaled $3.1 million and $2.7 million, respectively. Included in the amount for capital improvements were $1.4 million of costs associated with building renovations. During 1998, budgeted capital expenditures are anticipated to aggregate $2.6 million. Tenant improvements relating to anticipated leasing activity are budgeted at $3.9 million in 1998, of which $1.6 million relates to recently executed leases.

         Sources of funds in the future are expected to be from property operations, mortgaging or refinancing of existing mortgages on properties, borrowing under MGI's lines of credit and MGI's portfolio of investment securities. Other potential sources of funds include the proceeds of public or private offerings of additional equity or debt securities or the sale of real estate investments. It is presently anticipated that the purchase of additional properties in 1998 will be primarily financed by debt and, to a lesser extent, by cash flow from operations, short-term investments and the proceeds, if any, from the sale of real estate or of equity and debt securities. MGI believes the combination of available cash and cash equivalents, the value of MGI's unencumbered properties and other resources are sufficient to meet its short- and long-term liquidity requirements.

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

Forward-Looking Statements

         The Trust's Annual Report on Form 10-K for the year ended November 30, 1997 contains forward-looking statements, estimates or plans within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of MGI to be materially different from results or plans expressed or implied by such forward-looking statements. Such factors include, among other things, adverse changes in the real estate markets; risk of default under the Trust's outstanding indebtedness due to increased borrowing; financial condition and bankruptcy of tenants; environmental/safety requirements; adequacy of insurance coverage; and general and local economic and business conditions. Investors should review the more detailed risks and uncertainties set forth under the captions Risk Factors and Competition, Regulation and Other Factors in this report. Although the Trust believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included or incorporated by reference in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Trust or any other person that the objectives and plans of the Trust will be achieved.

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

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedule
              and Reports on Form 8-K

         (a) 1.  CONSOLIDATED FINANCIAL STATEMENTS

INDEX

Independent Auditors' Report
Financial Statements:
         Consolidated Balance Sheets, November 30, 1997 and 1996
         Consolidated Statements of Earnings, Years ended November 30, 1997,
           1996 and 1995
         Consolidated Statements of Cash Flows, Years ended November 30, 1997,
           1996 and 1995
         Consolidated Statements of Changes in Shareholders' Equity, Years ended
           November 30, 1997, 1996 and 1995
         Notes to Consolidated Financial Statements

             2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule (as of or for the year ended November 30, 1997):
         Schedule III, Real Estate and Accumulated Depreciation

Exhibit XI        -  Computation of Net Income Per Share Assuming Full Dilution

Exhibit XXVII     -  Financial Data Schedule for year ended November 30, 1997
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

 (h) Certificate of Seventh Amendment of Second Amended and Restated Declaration of Trust, dated June 30, 1988, incorporated by reference to
         Exhibit 4.8 of the Trust's Registration Statement on Form S-4 filed on November 10, 1988 (Reg.No. 33-25495).

 (i) Certificate of Eighth Amendment of Second Amended and Restated Declaration of Trust, dated March 27, 1989, incorporated by reference to Exhibit 3(i) of the Trust's Annual Report on Form 10-K for the fiscal year ended November 30, 1989 (the "1989 10-K").

 (j) Rights Agreement, dated as of June 21, 1989 between the Trust and The First National Bank of Boston as Rights Agent, incorporated by reference to Exhibit 1 to the Trust's Registration Statement on Form 8-A, filed on June 27, 1989.

 (k) Certificate of Vote of the Trustees Designating a Series of Preferred Shares, dated June 21, 1989, incorporated by reference to Exhibit 3(m) of the 1989 10-K.

 (l) Certificate of Eleventh Amendment of Second Amended and Restated Declaration of Trust which increased the authorized number of Common Shares from 15,000,000 to 17,500,000 incorporated by reference to Exhibit B to the Trust's Quarterly Report Form 10-Q for the ended May 31, 1996.

 (m) Certificate of Twelfth Amendment of Second Amended and Restated Declaration of Trust which increased the authorized number of Preferred Shares from 2,000,000 to 6,000,000 incorporated by reference to Exhibit B to the Trust's Quarterly Report Form 10-Q for the quarter ended May 31, 1996.

 (n) By-Law, adopted on December 24, 1982 incorporated by reference to the Trust's Report on Form 8-K, filed on January 12, 1983.

 (o) Certificate of Amendment of By-Laws, dated March 21, 1989, incorporated by reference to the Trust's Report on Form 8-K dated March 21, 1989.

 (p) By-Law adopted December 18, 1997, relating to shareholder proposals and nominations.*

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

 (f) Amended and Restated Severance Compensation Plan, dated as of December 19, 1989, incorporated by reference to Exhibit 10(i) of the 1989 10-K.

 (g) MGI Properties 1994 Stock Option and Stock Appreciation Rights Plan for Key Employees and Trustees incorporated by reference to the Trust's Definitive Proxy Statement, dated February 18, 1994.

 (h) The Dividend Reinvestment and Share Purchase Plan of MGI Properties incorporated by reference to the Trust's Report on Form S-3, filed on July 1, 1994.

 (i) MGI Properties 1997 Employee Stock Option, Stock Appreciation Rights and Restricted Stock Plan, incorporated by reference to the Trust's Definitive Proxy Statement, dated February 24, 1997

 11 Computation of Net Income Per Share, Assuming Full Dilution, included under Item 14 of this Report.

 24      Auditors' consent.

         (b)      REPORTS ON FORM 8-K:

                  None

         *Filed herewith

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

Dated:  January 30, 1998           MGI  PROPERTIES
                                   (Registrant)

                                   By: /s/ W. Pearce Coues
                                       ---------------------------------
                                       W. Pearce Coues, Chairman
                                       of the Board of Trustees

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

       Signature                          Title                     Date
       ---------                          -----                     ----

 /s/ W. Pearce Coues           Chairman of the Board
---------------------------    of Trustees and Chief
 W. Pearce Coues               Executive Officer                January 30, 1998


/s/ Phillip C. Vitali          Principal Financial Officer      January 30, 1998
---------------------------
Phillip C. Vitali


/s/ David P. Morency           Principal Accounting Officer     January 30, 1998
---------------------------
David P. Morency


/s/ George S. Bissell                    Trustee                January 30, 1998
---------------------------
George S. Bissell


/s/ Herbert D. Conant                    Trustee                January 30, 1998
---------------------------
Herbert D. Conant


/s/ Francis P. Gunning                   Trustee                January 30, 1998
---------------------------
Francis P. Gunning


/s/ George M. Lovejoy, Jr.               Trustee                January 30, 1998
---------------------------
George M. Lovejoy, Jr.


/s/ William F. Murdoch, Jr.              Trustee                January 30, 1998
---------------------------
William F. Murdoch, Jr.


/s/ Rodger P. Nordblom                   Trustee                January 30, 1998
---------------------------
Rodger P. Nordblom

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                   ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 1997

                                 MGI PROPERTIES

                                 MGI PROPERTIES

            Index to Consolidated Financial Statements and Schedules


                                                                                       Page
                                                                                       ----
Independent Auditors' Report                                                           F - 1

Financial Statements:
     Consolidated Balance Sheets,
        November 30, 1997 and 1996                                                     F - 2
     Consolidated Statements of Earnings,
        Years ended November 30, 1997, 1996 and 1995                                   F - 3
     Consolidated Statements of Cash Flows,
        Years ended November 30, 1997, 1996 and 1995                                   F - 4
     Consolidated Statements of Changes in Shareholders' Equity,
        Years ended November 30, 1997, 1996 and 1995                                   F - 5
     Notes to Consolidated Financial Statements                                   F - 6-- F - 13


Financial Statement Schedule (as of or for the year ended November 30, 1997):
     Schedule III - Real Estate and Accumulated Depreciation                      F - 14--F - 16

Exhibit XI - Computation of Net Income Per Share, Assuming Full Dilution              F - 17


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MGI Properties and subsidiaries as of November 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                           KPMG Peat Marwick LLP




Boston, Massachusetts
December 18, 1997

                                 MGI PROPERTIES

                           Consolidated Balance Sheets

                           November 30, 1997 and 1996


                        Assets                                                     1997                     1996
Real estate (notes 2, 3 and 4):
     Land                                                                 $        82,989,000     $        77,169,000
     Buildings and improvements                                                   288,095,000             267,391,000
     Tenant improvements                                                           10,859,000              11,464,000
                                                                             ----------------        ----------------
               Total real estate, at cost                                         381,943,000             356,024,000

     Accumulated depreciation and amortization                                    (47,158,000)            (44,810,000)
                                                                             ----------------        ----------------
               Net investments in real estate                                     334,785,000             311,214,000

Cash and cash equivalents (note 4)                                                 13,964,000              15,140,000
Accounts receivable                                                                 3,654,000               3,665,000
Other assets                                                                        9,641,000               9,645,000
                                                                             ----------------            ------------

                                                                          $       362,044,000     $       339,664,000
                                                                             ================        ================

     Liabilities and Shareholders' Equity

Liabilities:
     Mortgage loans payable (note 4)                                      $       113,171,000     $       138,547,000
     Other liabilities                                                              6,488,000               6,682,000
                                                                             ----------------        ----------------
               Total liabilities                                                  119,659,000             145,229,000

Shareholders' equity (notes 5, 6 and 7):
     Common shares - $1 par value:  17,500,000 shares
        authorized; 13,625,489 issued (11,563,199 at
        November 30, 1996)                                                         13,625,000              11,563,000
     Additional paid-in capital                                                   207,031,000             167,185,000
     Undistributed net income                                                      21,729,000              15,687,000
                                                                             ----------------        ----------------

               Total shareholders' equity                                         242,385,000             194,435,000
                                                                             ----------------        ----------------

                                                                          $       362,044,000     $       339,664,000
                                                                             ================        ================


See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES

                       Consolidated Statements of Earnings


                                                                              Year ended November 30,
                                                                   1997                1996                 1995
Income:
     Rental                                               $      62,567,000   $       54,507,000   $       44,875,000
     Interest                                                       639,000              421,000              514,000
                                                             --------------       --------------      ---------------

               Total income                                      63,206,000           54,928,000           45,389,000
                                                             --------------       --------------      ---------------

Expenses:
     Property operating expenses                                 15,384,000           14,099,000           11,823,000
     Real estate taxes                                            7,443,000            6,490,000            5,600,000
     Depreciation and amortization                               10,662,000            9,463,000            8,339,000
     Interest                                                     9,539,000            9,198,000            5,807,000
     General and administrative                                   3,206,000            2,873,000            2,651,000
                                                             --------------       --------------      ---------------

               Total expenses                                    46,234,000           42,123,000           34,220,000
                                                             --------------       --------------      ---------------

               Income before net gains                           16,972,000           12,805,000           11,169,000

Net gains                                                         3,800,000           11,500,000            3,150,000
                                                             --------------       --------------      ---------------

               Income before extraordinary item                  20,772,000           24,305,000           14,319,000

Extraordinary item - prepayment of debt                            (306,000)                  -                    -
                                                             --------------       --------------      --------------

               Net income                                 $      20,466,000   $       24,305,000   $       14,319,000
                                                             ==============       ==============      ===============

PER SHARE DATA

     Income per share before extraordinary item                   $    1.56            $    2.11             $   1.25
                                                                      =====                 ====                =====

     Net income per share                                         $    1.54            $    2.11             $   1.25
                                                                      =====               ======                =====

     Weighted average shares outstanding                         13,289,781           11,540,972           11,487,677
                                                             ==============       ==============      ===============


See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES

                      Consolidated Statements of Cash Flows


                                                                                Year ended November 30,
                                                                     1997                1996                    1995
Cash flows from operating activities:
     Net income                                                 $ 20,466,000          $ 24,305,000          $ 14,319,000
     Adjustments to reconcile net income to
        net cash provided by operating activities:
           Depreciation and amortization                          10,662,000             9,463,000             8,339,000
           Net gains                                              (3,800,000)          (11,500,000)           (3,150,000)
           Extraordinary item                                        306,000                    -                     -
           Other                                                   1,456,000            (1,231,000)             (202,000)
                                                                 ------------          -------------         -----------
                  Net cash provided by operating
                      activities                                  29,090,000            21,037,000            19,306,000
                                                                 ------------          -------------         -----------

Cash flows from investing activities:
     Acquisitions of real estate                                 (48,000,000)          (38,667,000)          (38,302,000)
     Additions to real estate                                     (3,114,000)           (3,234,000)           (1,825,000)
     Tenant improvements                                          (2,669,000)           (2,702,000)           (2,542,000)
     Deferred tenant charges                                      (2,085,000)           (1,348,000)           (1,634,000)
     Net proceeds from sales of real estate interests             15,562,000            11,103,000            16,902,000
     Other                                                          (112,000)               35,000              (289,000)
                                                                 ------------          -------------         -----------
                  Net cash used in investing
                      activities                                 (40,418,000)          (34,813,000)          (27,690,000)
                                                                 ------------          -------------         -----------

Cash flows from financing activities:
     Proceeds from sale of common shares                          41,566,000               678,000               322,000
     Repayment of mortgage loans payable                         (43,184,000)           (2,242,000)          (25,473,000)
     Additions to mortgage loans payable                          26,500,000            34,743,000            38,025,000
     Mortgage prepayment penalty                                    (306,000)                   -                     -
     Cash distributions                                          (14,424,000)          (11,308,000)          (10,337,000)
                                                                 ------------          -------------         -----------
                  Net cash provided by financing
                      activities                                  10,152,000            21,871,000             2,537,000
                                                                 ------------          -------------         -----------

                  Net increase (decrease) in cash and
                      cash equivalents                            (1,176,000)            8,095,000            (5,847,000)

Cash and cash equivalents:
     Beginning of year                                            15,140,000             7,045,000            12,892,000
                                                                 ------------          -------------         -----------

     End of year                                                $ 13,964,000          $ 15,140,000          $  7,045,000
                                                                 ============          =============         ===========


See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES

           Consolidated Statements of Changes in Shareholders' Equity


                                                                                   Additional
                                                              Common                 paid-in             Undistributed
                                                              shares                 capital              net income
Balance at November 30, 1994                          $       11,466,000    $        165,921,000    $        (1,292,000)

     Net income                                                       -                       -              14,319,000
     Distributions (note 7)                                           -                       -             (10,337,000)
     Dividend reinvestment and
        share purchase plan (note 5)                              19,000                 250,000                     -
     Options exercised and other (note 6)                         17,000                 177,000                     -
                                                          --------------        ----------------        --------------

Balance at November 30, 1995                                  11,502,000             166,348,000              2,690,000

     Net income                                                       -                       -              24,305,000
     Distributions (note 7)                                           -                       -             (11,308,000)
      Dividend reinvestment and
        share purchase plan (note 5)                              23,000                 357,000                     -
     Options exercised and other (note 6)                         38,000                 480,000                     -
                                                          --------------        ----------------        --------------

Balance at November 30, 1996                                  11,563,000             167,185,000             15,687,000

     Net income                                                       -                       -              20,466,000
     Distributions (note 7)                                           -                       -             (14,424,000)
     Sale of common shares (note 5)                            2,000,000              39,075,000                     -
     Dividend reinvestment and
        share purchase plan (note 5)                              18,000                 365,000                     -
     Options exercised and other (note 6)                         44,000                 406,000                     -
                                                          --------------        ----------------        --------------

Balance at November 30, 1997                          $       13,625,000    $        207,031,000    $        21,729,000
                                                          ==============        ================        ===============


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

       (c) Real Estate
       Generally, real estate assets are stated at cost less depreciation. Real estate investments, excluding land costs, are depreciated using the straight-line method over their estimated useful lives. Tenant improvements are amortized over the shorter of their estimated useful lives or lease terms. Maintenance and repairs are charged to expense as incurred; major improvements are capitalized. Real estate assets held for sale are carried at the lower of depreciated cost or fair value less cost to sell and are not depreciated while they are held for sale.

       In 1997, the Trust adopted Statement of Financial Accounting Standards
           ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This Statement requires that long-lived assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Statement requires the use of undiscounted estimated cash flows expected from the asset's operations and eventual disposition. If the sum of the expected future cash flows is less than the carrying value of the asset, an impairment loss is recognized based on the fair value of the asset. Adoption of this pronouncement had no effect on the consolidated statement of earnings for the year ended November 30, 1997.

       (d) Revenues
       Rental income from leases with scheduled rent increases is recognized using the straight-line method over the life of the lease.

                                                                     (Continued)

                                 MGI PROPERTIES

                   Notes to Consolidated Financial Statements


       (e) Deferred Financing and Leasing Costs
       Included in other assets are costs incurred in connection with financing or leasing which are capitalized and amortized using the straight-line method over the terms of the related loan or lease. Amortization of deferred financing costs is included in interest expense in the consolidated statements of earnings. Unamortized deferred costs are charged to expense upon the early termination of the lease or upon the early prepayment of the financing.

       (f) Statements of Cash Flows
       For purposes of the statements of cash flows, short-term investments with a maturity at date of purchase of three months or less are considered to be cash equivalents.

       During 1997, the Trust sold seven industrial properties for $14.9 million in a single transaction. The properties were secured by a $8.7 million loan payable which was assigned to the purchaser at closing. During 1996, the Trust acquired three properties that were subject to an aggregate of $21.3 million of existing debt. Only the cash portion of these transactions is reflected in the accompanying consolidated statements of cash flows.

       Cash interest payments of $8.7 million, $8.6 million and $6.0 million were made for the years ended November 30, 1997, 1996 and 1995, respectively. During 1995, the Trust capitalized interest of $.4 million.

       (g) Fair Value of Financial Instruments
       The Trust estimated the fair values of its financial instruments at November 30, 1997 using discounted cash flow analysis and quoted market prices. Such financial instruments include short-term investments, U.S. Government securities, mortgage loans payable and a mortgage note receivable which was received in connection with a transaction not qualifying as a sale for financial accounting purposes and accordingly not reflected in the Trust's consolidated balance sheet. The excess of the aggregate fair value of the Trust's financial instruments over their aggregate carrying amounts is not material.

       (h) Net Income Per Share
       Net income per share is computed based on the weighted average number of common shares outstanding; common stock equivalents are not dilutive.

       (i) Use of Estimates
       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                                                     (Continued)

                                 MGI PROPERTIES

                   Notes to Consolidated Financial Statements


       (j) Reclassifications
       Certain prior year amounts have been reclassified to conform with the current year presentation.

(2)    Real Estate Assets

       At November 30, 1997, the Trust's real estate investment portfolio consisted of the following (based on cost): office - 33%; office/research and development - 14%; industrial - 20%; retail - 17%; and multi-family - 16%.

       In addition, at November 30, 1997, 57% of the Trust's real estate investments based on cost were located in New England, with 18% in the Mid-West, 14% in the Southeast and 11% in Mid-Atlantic states.

       At November 30, 1997, the Trust had entered into signed agreements for the sale of five properties having a net carrying value of $20.2 million. Although the sales were subject to the satisfactory completion of certain terms and conditions, including due diligence by the potential purchasers, the Trust had deemed these five properties held for sale at November 30, 1997 and had ceased depreciating these properties. On December 2, 1997, the Trust completed the sale of one of the properties deemed held for sale, a 102,000 square foot industrial building with a net carrying value of $2.2 million, and realized a gain of $1.3 million. In light of the uncertainties inherent in real estate transactions, there can be no assurance that the sale of the remaining four properties deemed held for sale will be successfully completed.

(3)    Leases

       All leases relating to real estate investments are operating leases;
           accordingly, rental income is reported when earned. Operating leases on apartments generally have a term of one year or less.

       Future minimum lease payments on noncancelable operating leases at commercial properties at November 30, 1997 are: $42.8 million in 1998, $38.1 million in 1999, $30.9 million in 2000, $23.5 million in
           2001, $18.6 million in 2002; and $98.9 million thereafter.

       The above amounts do not include contingent rental income which is received under certain leases based upon tenant sales, ad valorem taxes, property operating expenses and/or costs to maintain common areas. Contingent rental income was $8.1 million in 1997, $7.4 million in 1996 and $5.9 million in 1995.

                                                                     (Continued)

                                 MGI PROPERTIES

                   Notes to Consolidated Financial Statements


       One of the Trust's real estate investments, a 107,000 square foot retail building, is being leased in its entirety by Bradlees, Inc. which filed for bankruptcy under Chapter 11 of the Federal Bankruptcy Code in June 1995. In October 1995, Bradlees affirmed its lease with the Trust and is current with its rent through November 30, 1997.

(4)    Mortgage Loans Payable

       Mortgage loans payable at November 30 follow:

                                                                                     1997                  1996
      Mortgage loans, maturing 2000 through 2014, at effective
         interest rates ranging from 7.5% to 8.9%                           $        91,921,000   $       104,797,000

      Housing revenue bond, maturing 2007, at 5.9% and
         5.5% at November 30, 1997 and 1996, respectively                             5,750,000             5,750,000

      Amounts outstanding under lines of credit, at an effective interest rate of 7.7% and 7.6% at November 30, 1997
         and 1996, respectively                                                      15,500,000            28,000,000
                                                                                ---------------      ----------------

                                                                            $       113,171,000   $       138,547,000
                                                                                ===============      ================

      Weighted average interest rate                                                   7.89%                 7.95%
                                                                                       ====                  ====

       The mortgage loans payable are nonrecourse and are collateralized by certain real estate investments having a net carrying value of $142.2 million and the Trust's guarantee of $4.5 million. Loans require monthly principal amortization and/or a balloon payment at maturity.

       The housing revenue bond is tax exempt and is secured by real estate having a net carrying value of $4.9 million. The bond is also secured by a letter of credit which is collateralized by $2.4 million of short-term investments and U.S. Government securities. The Trust has also guaranteed $3.0 million of the debt. The base interest rate is fixed for a one-year term ending October 31, 1998 and was 3.85% at November 30, 1997 (an effective interest rate of 5.9% due to the payment of fees).

       The Trust has lines of credit aggregating $45 million which mature in August 1998. The lines contain restrictive covenants that, among other things, require the Trust to maintain certain financial ratios and restrict the incurrence of certain indebtedness and the making of certain investments. Borrowings under the lines are secured by mortgage and security interests in real estate having a net carrying value of $54.3 million and are subject to a variable interest rate. A fee, which does not exceed .25% per annum, is charged on the unused amounts.

                                                                     (Continued)

                                 MGI PROPERTIES

                   Notes to Consolidated Financial Statements


       Principal payments on mortgage loans payable, inclusive of the lines of credit, due in the next five years and thereafter are as follows:
           $18.4 million in 1998, $3.2 million in 1999, $14.9 million in 2000,
           $3.3 million in 2001, $3.5 million in 2002, and $69.9 million thereafter.

       As of November 30, 1997, the Trust had entered into an agreement for an $11.6 million fixed rate non-recourse loan secured by one of its investments bearing interest at a rate of 7.12% and having a term of 10 years. This loan closed in the first quarter of fiscal 1998. Subsequent to the close of fiscal 1997, the Trust signed a commitment letter for a $75 million unsecured line of credit that is expected to close in the second quarter of 1998.

(5)    Shareholders' Equity

       (a) Shelf Registration
       In October 1996, the Trust filed a shelf registration with the Securities and Exchange Commission to register $100 million of common shares, preferred shares, debt securities, warrants, rights or units that the Trust may issue through underwriters or in privately negotiated transactions from time to time. In January 1997, the Trust completed a public offering of 2,000,000 common shares at a price of $22 per share.

       (b) Dividend Reinvestment and Share Purchase Plan
       Under the Trust's Dividend Reinvestment and Share Purchase Plan, shareholders of record who own 100 shares or more have the option of electing to receive, in full or in part, dividends in the form of MGI shares in lieu of cash. The price of shares purchased with reinvested dividends is at a 3% discount in the case of newly issued shares. If MGI purchases shares in the open market for the plan, the price for such shares is 100% of the average purchase price paid. Participants in the plan may make additional cash purchases of shares at the same price as shares purchased through the reinvestment of dividends. During the years ended November 30, 1997, 1996 and 1995, the Trust issued 18,217, 22,808 and 18,828, respectively, common shares through its Dividend Reinvestment and Share Purchase Plan.

       (c) Preferred Shares
       At November 30, 1997 and 1996, the Trust had authorized six million of preferred shares, $1 par value, of which none were issued.




                                                                     (Continued)

                                 MGI PROPERTIES

                   Notes to Consolidated Financial Statements


       (d) Shareholder Rights Plan
       On June 21, 1989, the Board of Trustees adopted a shareholder rights plan. Under this plan, one right was attached to each outstanding common share on July 5, 1989, and one right is attached to each share issued thereafter. Each right entitles the holder to purchase, under certain conditions, one one-hundredth of a share of Series A participating preferred stock for $60. The rights may also, under certain conditions, entitle the holders to receive common shares of the Trust, common shares of an entity acquiring the Trust, or other consideration, each having a value equal to twice the exercise price of each right ($120). One hundred fifty thousand preferred shares have been designated as Series A participating preferred shares and are reserved for issuance under the shareholder rights plan. The rights are redeemable by the Trust at a price of $.01 per right. If not exercised or redeemed, all rights expire in July 1999.

(6)    Stock Option Plans

       Under the Trust's 1997, 1994 and 1988 stock option plans for key employees and Trustees (the "Plans"), incentive stock options or nonqualified options and related stock appreciation rights and restricted stock awards may be granted to employees, and nonqualified options may be granted to Trustees. Under the Plans, options may be granted at an exercise price not less than fair market value of the Trust's common shares on the date of grant. Changes in options outstanding during the years ended November 30 were as follows:

                                                        1997                        1996                          1995
                                             -----------------------  -------------------------------  ------------------------
                                                          Weighted                      Weighted                     Weighted
                                                          Average                       Average                       Average
                                                          Exercise                      Exercise                     Exercise
                                               Shares      Price            Shares       Price            Shares       Price
                                               -------     -----            ------       -----            -------      -----
Outstanding, beginning of year                810,411      $13.68           669,411      $13.02           549,632     $12.62
Granted                                       240,000      $21.42           161,500      $16.24           132,000     $14.36
Exercised                                     (51,792)     $12.31           (14,500)     $11.86           (7,221)     $ 7.88
Expired or forfeited                           (1,000)     $21.00            (6,000)     $12.63           (5,000)     $12.63
                                              -------                       -------                        -------
Outstanding, end of year                      997,619      $15.59           810,411      $13.68           669,411     $13.02
                                              =======                       =======                       =======
Options exercisable, end of year              893,619      $14.91           739,661      $13.42           613,411     $12.86
                                              =======                       =======                       =======
Weighted average fair value of options
granted during the year                         $3.44                         $2.28                         $2.21
                                                =====                         =====                         =====


                                                                     (Continued)

                                 MGI PROPERTIES

                   Notes to Consolidated Financial Statements


       The following table summarizes information about stock options outstanding at November 30, 1997:

                                             Options Outstanding                                   Options Exercisable
                          ----------------------------------------------------------     ----------------------------------------
                                                 Weighted
                                                 Average                                                         Weighted
        Range of              Number            Remaining         Weighted Average            Number              Average
    Exercise Prices         Outstanding      Contractual Life      Exercise Price          Exercisable        Exercise Price
   -----------------        -----------      ----------------      --------------         -------------     ----------------
$7.375 to $11.125              66,500           3.6 years             $ 9.65                66,500               $ 9.65
$12.625 to $16.75             692,119           5.1 years             $14.14               692,119               $14.14
$21 to $24.75                 239,000           9.2 years             $21.42               135,000               $21.42
                              -------                                                      -------
$7.375 to $24.75              997,619           6.0 years             $15.59               893,619               $14.91
                              =======                                                      =======

       Subsequent to November 30, 1997, 218,000 options were granted, of which half are immediately exercisable and half are exercisable in fiscal 1999.

       During 1997, the Trust adopted SFAS No. 123, Accounting for Stock-Based
           Compensation. This statement provides entities a choice between fair value-based or intrinsic value-based methods of accounting for stock-based compensation plans. The Trust has elected to continue using the intrinsic value method. Accordingly, no compensation cost has been recognized. Had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Trust's net income and net income per share would have been reduced to the pro forma amounts indicated as follows:

           Year ended November 30:        1997                 1996
           Net income:
                As reported         $  20,466,000      $    24,305,000
                Pro forma           $  19,842,000      $    23,969,000

           Net income per share:
                As reported         $        1.54      $          2.11
                Pro forma           $        1.49      $          2.08

       For purposes of this pro forma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: dividend yield of 6.2% for 1997 and 6.9% for 1996; expected volatility of 24.8% for 1997 and 26.1% for 1996; expected lives of seven years for both years; and risk-free interest rates of 6.38% for 1997 and 6.78% for 1996.

                                                                     (Continued)

                                 MGI PROPERTIES

                   Notes to Consolidated Financial Statements


(7)    Cash Distributions

       The Trust made cash distributions of $14.4 million in 1997, $11.3 million in 1996 and $10.3 million in 1995, which is allocated between taxable ordinary income and taxable capital gain, on a per share basis, as follows:
                                                                   Total
                        Ordinary              Capital             Taxable
                         Income                Gain               Income

           1997           $1.06                $0.04              $1.10
           1996           $0.56                $0.42              $0.98
           1995           $0.69                $0.21              $0.90

       On December 18, 1997, the Trust declared a dividend of $.29 per share payable on January 16, 1998 to shareholders of record on January 8, 1998.

(8)    Quarterly Financial Information (Unaudited)

       Quarterly results of operations for the years ended November 30, 1997 and 1996 follow:

                                                                          Quarter Ended
                 1997                       February 28            May 31              August 31          November 30
       Total income                    $      15,088,000    $      15,574,000     $      16,145,000   $       16,399,000
       Total expenses                         11,433,000           11,310,000            11,601,000           11,890,000
                                          --------------       --------------        --------------       --------------
       Income before net gains
           and extraordinary item              3,655,000            4,264,000             4,544,000            4,509,000
       Net gains and extra-
           ordinary item                         294,000                  --                    --             3,200,000
                                          --------------       --------------        --------------       --------------
       Net income                      $       3,949,000    $       4,264,000     $       4,544,000   $        7,709,000
                                          ==============       ==============        ==============       ==============

       Net income per share                       $  .32              $   .31              $    .33             $    .57
                                                     ===                  ===                   ===                  ===

                                                                          Quarter Ended
                 1996                       February 29            May 31              August 31          November 30

       Total income                    $      12,784,000    $      13,222,000     $      14,187,000   $       14,735,000
       Total expenses                          9,819,000           10,031,000            10,895,000           11,378,000
                                          --------------       --------------        --------------       --------------
       Income before net gains                 2,965,000            3,191,000             3,292,000            3,357,000
       Net gains                                     --             9,350,000                   --             2,150,000
                                          --------------       --------------        --------------       --------------
       Net income                      $       2,965,000    $      12,541,000     $       3,292,000   $        5,507,000
                                          ==============       ==============        ==============       ==============

       Net income per share                       $  .26              $  1.09              $    .28             $    .48
                                                     ===                 ====                   ===                  ===

                                                                     (Continued)

                                 MGI PROPERTIES                    Schedule III
                                                                   -------------
                    Real Estate and Accumulated Depreciation

                                November 30, 1997


                                                              Initial Cost
                                                       ----------------------------        Costs
                                                                         Building       capitalized
                                                                           and         subsequent to
              Description               Encumbrances        Land        Improvements     acquisition

Office:
-------
      Charlotte, NC                    $     -        $    150,000    $    933,000    $   168,000
      Greenville, SC                         -             246,000       2,490,000        489,000
      Greenville, SC                         -             213,000       1,647,000        716,000
      Ann Arbor, MI                          -             686,000       5,618,000      1,751,000
      Tampa, FL                              -           2,667,000       8,980,000        603,000
      Somerset, NJ                           -           3,264,000      13,379,000        983,000
      Boston, MA                            (A)          1,730,000       6,925,000      2,388,000
      Framingham, MA                        (A)          2,105,000       5,109,000        566,000
      Andover, MA                         4,894,000      1,263,000       6,417,000        321,000
      Boston, MA                             -             861,000         507,000        316,000
      Portland, ME                        9,097,000        996,000      11,182,000        190,000
      Portland, ME                        8,526,000      1,577,000      15,369,000         98,000
      Glastonbury, CT                        -             649,000       3,011,000         36,000
      Glastonbury, CT                        -             616,000       3,257,000         11,000
      Nashua, NH                             -           1,106,000       3,504,000         10,000
      Nashua, NH                             -             452,000       1,110,000              0
      Nashua, NH                             -             499,000       1,768,000          9,000
      Farmington, CT                         -             766,000       4,831,000              0
                                      -------------    -----------     -----------     ----------
                                         22,517,000     19,846,000      96,037,000      8,655,000
                                      -------------    -----------     -----------     ----------

Office/Research & Development:
------------------------------
      Billerica,  MA                        (A)            376,000       1,749,000          1,000
      Bedford, MA                           (A)            662,000       1,585,000              0
      Andover, MA                         4,321,000      1,441,000       5,799,000          9,000
      Billerica, MA                         (A)            752,000       3,611,000              0
      Billerica, MA                         (A)            420,000       1,652,000              0
      Andover, MA                         3,681,000      1,185,000       5,307,000              0
      Chelmsford, MA                         -             354,000       1,567,000        125,000
      Billerica, MA                          -             681,000       4,111,000         14,000
      Littleton, MA                          -             285,000       2,091,000              0
      Chelmsford, MA                         -             946,000       3,680,000          4,000
      Tewksbury, MA                       4,780,000      1,640,000       7,289,000         22,000
      Andover, MA                            -           1,171,000       2,818,000          1,000
      Westford, MA                           -           1,058,000       2,436,000              0
                                      -------------    -----------     -----------     ----------
                                         12,782,000     10,971,000      43,695,000        176,000
                                      -------------    -----------     -----------     ----------



                                          Gross amounts at which
                                        carried at close of period
                                  ---------------------------------------      Accumulated
                                                  Building                     Depreciation
                                                    and                           and           Date          Depreciable
              Description            Land       Improvements       Total       amortization    acquired       Life (years)

Office:
-------
      Charlotte, NC            $    150,000   $  1,101,000   $  1,251,000   $    355,000         1/85              40
      Greenville, SC                246,000      2,979,000      3,225,000      1,239,000         11/86             20
      Greenville, SC                253,000      2,323,000      2,576,000      1,151,000         11/86             20
      Ann Arbor, MI                 686,000      7,369,000      8,055,000      1,760,000         12/88             40
      Tampa, FL                   2,667,000      9,583,000     12,250,000      3,346,000         12/88             25
      Somerset, NJ                3,264,000     14,362,000     17,626,000      3,328,000         12/88             40
      Boston, MA                  1,730,000      9,313,000     11,043,000        980,000         6/93              40
      Framingham, MA              2,020,000      5,760,000      7,780,000        758,000         9/93              40
      Andover, MA                 1,263,000      6,738,000      8,001,000        407,000         10/95             40
      Boston, MA                    861,000        823,000      1,684,000         74,000         11/95             40
      Portland, ME                  996,000     11,372,000     12,368,000        409,000         7/96              40
      Portland, ME                1,577,000     15,467,000     17,044,000        556,000         7/96              40
      Glastonbury, CT               651,000      3,045,000      3,696,000         44,000         4/97              40
      Glastonbury, CT               618,000      3,266,000      3,884,000         48,000         4/97              40
      Nashua, NH                  1,106,000      3,514,000      4,620,000         15,000         9/97              40
      Nashua, NH                    452,000      1,110,000      1,562,000          5,000         9/97              40
      Nashua, NH                    499,000      1,777,000      2,276,000          7,000         9/97              40
      Farmington, CT                766,000      4,831,000      5,597,000              0         11/97             40
                               ------------    -----------    -----------     ----------
                                 19,805,000    104,733,000    124,538,000     14,482,000
                               ------------    -----------    -----------     ----------

Office/Research & Development:
------------------------------
      Billerica,  MA                376,000      1,750,000      2,126,000        192,000         7/93              40
      Bedford, MA                   662,000      1,585,000      2,247,000        162,000         11/93             40
      Andover, MA                 1,441,000      5,808,000      7,249,000        588,000         11/93             40
      Billerica, MA                 752,000      3,611,000      4,363,000        361,000         12/93             40
      Billerica, MA                 420,000      1,652,000      2,072,000        165,000         12/93             40
      Andover, MA                 1,185,000      5,307,000      6,492,000        475,000         5/94              40
      Chelmsford, MA                354,000      1,692,000      2,046,000        159,000         11/94             40
      Billerica, MA                 681,000      4,125,000      4,806,000        319,000         11/94             40
      Littleton, MA                 285,000      2,091,000      2,376,000        113,000         9/95              40
      Chelmsford, MA                946,000      3,684,000      4,630,000        199,000         10/95             40
      Tewksbury, MA               1,648,000      7,303,000      8,951,000        320,000         3/96              40
      Andover, MA                 1,171,000      2,819,000      3,990,000        100,000         7/96              40
      Westford, MA                1,058,000      2,436,000      3,494,000         36,000         4/97              40
                               ------------    -----------    -----------     ----------
                                 10,979,000     43,863,000     54,842,000      3,189,000
                               ------------    -----------    -----------     ----------




                                                                Initial Cost
                                                     -------------------------------       Costs
                                                                         Building       capitalized
                                                                           and         subsequent to
              Description               Encumbrances        Land        Improvements     acquisition
Industrial Properties:
----------------------
      N. Charleston, SC                      -             300,000       2,738,000         37,000
      Bedford, MA                           (A)            512,000       2,062,000        154,000
      Wilmington, MA                      4,179,000      2,390,000       4,638,000        209,000
      Wilmington, MA                        (A)          1,394,000       3,208,000         73,000
      Wilmington, MA                        (A)            501,000       2,013,000         61,000
      Tewksbury,  MA                      8,448,000      1,739,000       8,994,000        723,000
      Northborough, MA                       -             514,000       1,810,000         21,000
      Marlborough, MA                        -           1,040,000       1,303,000          8,000
      Marlborough, MA                        -             579,000       2,244,000        378,000
      Franklin, MA                           -             599,000       3,256,000              0
      Franklin, MA                           -             706,000       2,523,000              0
      Franklin, MA                           -             932,000       4,160,000              0
      Methuen, MA                            -             540,000       1,220,000          2,000
      Methuen, MA                            -           1,334,000       3,518,000          3,000
      Westford, MA                           -             698,000       2,783,000              0
      Andover, MA                            -           1,084,000       3,444,000         15,000
      Nashua, NH                             -             785,000       2,360,000              0
      Nashua, NH                             -           1,478,000       3,641,000              0
                                      -------------    -----------     -----------     ----------
                                         12,627,000     17,125,000      55,915,000      1,684,000
                                      -------------    -----------     -----------     ----------

Retail:
-------
      Hagerstown, MD                         -             364,000       1,459,000              0
      Nashville, TN                         (A)          1,570,000       2,655,000        447,000
      Baltimore, MD                         (A)          2,000,000       5,710,000        109,000
      Temple Terrace, FL                  4,873,000      2,600,000       6,540,000        307,000
      Aurora, IL                         12,593,000     12,576,000      15,372,000      1,810,000
      Peabody, MA                            -           4,705,000       5,623,000          1,000
                                      -------------    -----------     -----------     ----------
                                         17,466,000     23,815,000      37,359,000      2,674,000
                                      -------------    -----------     -----------     ----------

Apartments:
-----------
      Harrison Township, MI                 (A)            700,000       1,948,000     11,309,000
      Tampa, FL                           5,071,000      1,850,000       7,009,000        844,000
      Tampa, FL                           5,750,000      1,178,000       4,466,000        359,000
      Bloomfield Hills, MI               10,502,000      4,325,000      12,126,000      1,881,000
      Laurel, MD                          9,223,000        613,000      12,722,000       (112,000)
                                      -------------    -----------     -----------     ----------
                                         30,546,000      8,666,000      38,271,000     14,281,000
                                      -------------    -----------     -----------     ----------

Other
-----
      Portland, ME                        1,733,000      2,309,000          12,000              -
      Tampa, FL                              -             427,000               -              -
      Mount Clemens, MI                      -              25,000               -              -
                                      -------------    -----------     -----------     ------------
                                          1,733,000      2,761,000          12,000               0
                                      -------------    -----------     -----------     ------------

                                       $ 97,671,000   $ 83,184,000    $271,289,000    $  27,470,000
                                                       ===========     ===========     ============

Lines of credit                        $ 15,500,000
                                      -------------





                                            Gross amounts at which
                                          carried at close of period
                               ------------------------------------------      Accumulated
                                                  Building                     Depreciation
                                                    and                           and           Date          Depreciable
              Description            Land       Improvements       Total       amortization    acquired       Life (years)
Industrial Properties:
      N. Charleston, SC             300,000      2,775,000      3,075,000        891,000         12/84             40
      Bedford, MA                   512,000      2,216,000      2,728,000        299,000         10/92             40
      Wilmington, MA              2,390,000      4,847,000      7,237,000        575,000         5/93              40
      Wilmington, MA              1,394,000      3,281,000      4,675,000        362,000         8/93              40
      Wilmington, MA                501,000      2,074,000      2,575,000        170,000         11/94             40
      Tewksbury,  MA              1,739,000      9,717,000     11,456,000        760,000         3/95              40
      Northborough, MA              514,000      1,831,000      2,345,000        121,000         5/95              40
      Marlborough, MA             1,040,000      1,311,000      2,351,000         79,000         6/95              40
      Marlborough, MA               579,000      2,622,000      3,201,000        114,000         12/95             40
      Franklin, MA                  599,000      3,256,000      3,855,000        156,000         12/95             40
      Franklin, MA                  706,000      2,523,000      3,229,000        121,000         12/95             40
      Franklin, MA                  932,000      4,160,000      5,092,000        130,000         8/96              40
      Methuen, MA                   541,000      1,221,000      1,762,000         28,000         12/96             40
      Methuen, MA                 1,335,000      3,520,000      4,855,000         81,000         12/96             40
      Westford, MA                  698,000      2,783,000      3,481,000         46,000         3/97              40
      Andover, MA                 1,088,000      3,455,000      4,543,000         43,000         5/97              40
      Nashua, NH                    785,000      2,360,000      3,145,000         10,000         9/97              40
      Nashua, NH                  1,478,000      3,641,000      5,119,000         15,000         9/97              40
                               ------------    -----------    -----------     ----------
                                 17,131,000     57,593,000     74,724,000      4,001,000
                               ------------    -----------    -----------     ----------

Retail:
      Hagerstown, MD                364,000      1,459,000      1,823,000        473,000         12/84             40
      Nashville, TN               1,570,000      3,102,000      4,672,000      1,121,000         8/86              40
      Baltimore, MD               1,832,000      5,987,000      7,819,000      1,551,000         7/87              40
      Temple Terrace, FL          2,600,000      6,847,000      9,447,000      1,753,000         12/87             40
      Aurora, IL                 12,576,000     17,182,000     29,758,000      3,866,000         5/90              25
      Peabody, MA                 4,705,000      5,624,000     10,329,000        330,000         8/95              40
                               ------------    -----------    -----------     ----------
                                 23,647,000     40,201,000     63,848,000      9,094,000
                               ------------    -----------    -----------     ----------

Apartments:
      Harrison Township, MI         700,000     13,257,000     13,957,000      5,606,000         11/74             40
      Tampa, FL                   1,850,000      7,853,000      9,703,000      2,356,000         10/86             40
      Tampa, FL                   1,178,000      4,825,000      6,003,000      1,158,000         3/88              40
      Bloomfield Hills, MI        4,325,000     14,007,000     18,332,000      4,906,000         1/89              40
      Laurel, MD                    613,000     12,610,000     13,223,000      2,366,000         9/90              40
                               ------------    -----------    -----------     ----------
                                  8,666,000     52,552,000     61,218,000     16,392,000
                               ------------    -----------    -----------     ----------

Other
      Portland, ME                2,309,000         12,000      2,321,000              -         7/96
      Tampa, FL                     427,000              -        427,000              -         12/95
      Mount Clemens, MI              25,000              -         25,000              -         7/86
                               ------------    -----------    -----------     ----------
                                  2,761,000         12,000      2,773,000             0
                               ------------    -----------    -----------     ----------

                               $ 82,989,000   $298,954,000   $381,943,000   $ 47,158,000
                               ============    ===========    ===========     ==========



(A) These properties collateralize the Trust's $45 million credit facility.

                                                                    Schedule III
                                                                     (Continued)

                                 MGI PROPERTIES

                    Real Estate and Accumulated Depreciation

                  Years ended November 30, 1997, 1996 and 1995


A summary of real estate investments and accumulated depreciation and amortization for the three years ended November 30 follows:

Real Estate Investments

                                                                1997                  1996                   1995
Balance at beginning of year                            $     356,024,000     $     293,469,000      $     267,530,000

     Add:
        Investments                                            48,000,000            59,950,000             38,302,000
        Building improvements                                   3,114,000             3,307,000              1,825,000
        Tenant improvements                                     2,669,000             2,702,000              2,542,000
                                                            -------------         -------------          -------------
                                                              409,807,000           359,428,000            310,199,000
     Deduct:
        Real estate dispositions                               24,046,000             3,404,000             15,385,000
        Fully amortized assets and other                        3,818,000                   --               1,345,000
                                                            -------------         -------------          -------------

Balance at end of year                                  $     381,943,000     $     356,024,000      $     293,469,000
                                                            =============         =============          =============

Accumulated Depreciation and Amortization

Balance at beginning of year                            $      44,810,000     $      36,375,000      $      32,029,000

     Add:
        Depreciation and amortization                           9,874,000             8,832,000              7,798,000

     Deduct:
        Real estate dispositions                                4,292,000               397,000              1,701,000
        Other                                                   3,234,000                   --               1,751,000
                                                            -------------         -------------          -------------

Balance at end of year                                  $      47,158,000     $      44,810,000      $      36,375,000
                                                            =============         =============          =============

The aggregate cost for Federal income tax purposes of the above investments at November 30, 1997 is approximately $378 million.

Refer to Note 1 regarding the Trust's accounting policies on real estate investments and depreciation and amortization.

                                                                      Exhibit XI


                                 MGI PROPERTIES

                       Computation of Net Income Per Share
                             Assuming Full Dilution

                             Year ended November 30,


                                             1997             1996            1995              1994              1993
Net income                           $   20,466,000   $    24,305,000   $   14,319,000   $    14,491,000   $   7,957,000
                                        ===========       ===========      ===========        ==========      ==========

Weighted average number of
    common shares outstanding            13,289,781        11,540,972       11,487,677        11,450,451      10,574,104

Additional number of share
    equivalents assuming
    exercise of options                     348,740           180,257           82,408            91,834          55,312
                                        -----------       -----------      -----------       -----------      ----------

Weighted average number of
    shares assuming full
    dilution                             13,638,521        11,721,229       11,570,085        11,542,285      10,629,416
                                        ===========       ===========      ===========        ==========      ==========

Net income per share assuming
     full dilution                           $ 1.50            $ 2.07           $ 1.24            $ 1.26           $ .75
                                               ====              ====             ====              ====             ===

                         Consent of Independent Auditors


The Board of Trustees
MGI Properties:


We consent to incorporation by reference in the registration statements (Nos. 33-21584, 2-97270, 33-65844, 33-53433 and 33-63901) on Form S-8 of MGI
Properties and subsidiaries of our report dated December 18, 1997, relating to the consolidated balance sheets of MGI Properties and subsidiaries as of November 30, 1997 and 1996, and the related consolidated statements of earnings and cash flows for each of the years in the three-year period ended November 30, 1997, and related schedule, which report appears in the November 30, 1997 annual report on Form 10-K of MGI Properties and subsidiaries.






                                                           KPMG Peat Marwick LLP


Boston, Massachusetts
December 18, 1997