Form 10-Q
period 1998-02-28
MGI PROPERTIES
filed 1998-04-14
CIK 68330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the Period Ended:   February 28, 1998        Commission File Number:  1-6833
                        -----------------                                 ------

                                 MGI PROPERTIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         MASSACHUSETTS                                   04-6268740
--------------------------------            -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                One Winthrop Square, Boston, Massachusetts 02110
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:      (617) 422-6000
                                                   ----------------------------

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

                                 Yes   X     No
                                     -----      -----

Common shares outstanding as of April 14, 1998:   13,754,624

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

                                 MGI PROPERTIES
                         PART I -- FINANCIAL INFORMATION
                           CONSOLIDATED BALANCE SHEETS


----------------------------------------------------------------------------------------------------------------
                                                                   February 28, 1998       November 30, 1997
                                                                     (unaudited)
----------------------------------------------------------------------------------------------------------------
ASSETS

Real estate:
Land                                                                  $  79,761,000             $  82,989,000
Building and improvements                                               279,274,000               288,095,000
Tenant improvements                                                      12,539,000                10,859,000
----------------------------------------------------------------------------------------------------------------
Total real estate, at cost                                              371,574,000               381,943,000
Accumulated depreciation and amortization                               (44,809,000)              (47,158,000)
----------------------------------------------------------------------------------------------------------------
Net investments in real estate                                          326,765,000               334,785,000
Cash and cash equivalents                                                20,777,000                13,964,000
Accounts receivable                                                       3,470,000                 3,654,000
Other assets                                                             10,221,000                 9,641,000
================================================================================================================
                                                                       $361,233,000              $362,044,000
================================================================================================================

LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Liabilities:
Mortgage loans payable                                                 $105,210,000              $113,171,000
Other liabilities                                                         6,078,000                 6,488,000
----------------------------------------------------------------------------------------------------------------
Total liabilities                                                       111,288,000               119,659,000

Shareholders' equity:
Common shares -- $1 par value; 17,500,000 shares authorized;
    13,721,124 issued (13,625,489 at November 30, 1997)                  13,721,000                13,625,000
Additional paid-in capital                                              207,638,000               207,031,000
Undistributed net income                                                 28,586,000                21,729,000
----------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                              249,945,000               242,385,000
----------------------------------------------------------------------------------------------------------------
                                                                       $361,233,000              $362,044,000
================================================================================================================

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)


                                                                   Three Months Ended
                                                      --------------------------------------------
                                                      February 28, 1998          February 28, 1997
--------------------------------------------------------------------------------------------------
INCOME
Rental                                                    $16,278,000               $14,882,000
Interest                                                      210,000                   206,000
--------------------------------------------------------------------------------------------------
Total income                                               16,488,000                15,088,000
--------------------------------------------------------------------------------------------------

EXPENSES
Property operating expenses                                 3,926,000                 3,664,000
Real estate taxes                                           1,938,000                 1,819,000
Depreciation and amortization                               2,666,000                 2,552,000
Interest                                                    2,349,000                 2,623,000
General and administrative                                    856,000                   775,000
--------------------------------------------------------------------------------------------------
Total expenses                                             11,735,000                11,433,000
--------------------------------------------------------------------------------------------------
Income before net gains                                     4,753,000                 3,655,000
Net gains                                                   6,075,000                   600,000
--------------------------------------------------------------------------------------------------
Income before extraordinary item                           10,828,000                 4,255,000
Extraordinary item - prepayment of debt                            --                  (306,000)
--------------------------------------------------------------------------------------------------
Net income                                                $10,828,000                $3,949,000
--------------------------------------------------------------------------------------------------


PER SHARE DATA
Basic earnings per share                                        $0.79                     $0.32
==================================================================================================

Diluted earnings per share                                      $0.78                     $0.31
==================================================================================================

Weighted average shares outstanding                         13,677,429               12,316,733
==================================================================================================



See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                              Three Months Ended
                                                              February 28, 1998              February 28, 1997
---------------------------------------------------------------------------------------------------------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES

Net income                                                        $10,828,000                  $  3,949,000
Adjustments to reconcile net income to net cash
    provided by operating activities:
Depreciation and amortization                                       2,666,000                     2,552,000
Net gain                                                           (6,075,000)                     (600,000)
Extraordinary item                                                         --                       306,000
Other                                                                 377,000                      (532,000)
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                           7,796,000                     5,675,000

CASH  FLOWS  FROM  INVESTING  ACTIVITIES

Acquisitions of real estate                                       (10,219,000)                   (6,622,000)
Additions to real estate                                           (2,275,000)                   (1,475,000)
Deferred tenant charges                                              (648,000)                     (679,000)
Net proceeds from sales of real estate interests                   13,940,000                       619,000
Other                                                              (1,110,000)                      (46,000)
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                (312,000)                   (8,203,000)

CASH  FLOWS  FROM  FINANCING  ACTIVITIES

Additions to mortgage loans payable, net                           11,550,000                    11,000,000
Repayment of mortgage loans payable                                (8,705,000)                  (40,954,000)
Mortgage prepayment penalty                                                --                      (306,000)
Cash distributions                                                 (3,971,000)                   (3,129,000)
Proceeds from issuance of common shares                               455,000                    41,168,000
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Net cash (used in)/provided by financing activities                  (671,000)                    7,779,000

Net increase in cash and cash equivalents                           6,813,000                     5,251,000
---------------------------------------------------------------------------------------------------------------

CASH  AND  CASH EQUIVALENTS

Beginning of period                                                13,964,000                    15,140,000
===============================================================================================================
End of period                                                     $20,777,000                   $20,391,000
===============================================================================================================



See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)


---------------------------------------------------------------------------------------------------
                                                                 Additional
                                             Common                Paid-In            Undistributed
                                             Shares                Capital             Net Income
---------------------------------------------------------------------------------------------------
Balance at November 30, 1997               $13,625,000           $207,031,000          $21,729,000

Net income                                          --                     --           10,828,000

Distributions                                       --                     --          (3,971,000)

Options exercised and other                     96,000                607,000                   --

---------------------------------------------------------------------------------------------------
Balance at February 28, 1998               $13,721,000           $207,638,000          $28,586,000
===================================================================================================



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

Note 2: On March 26, 1998, the Board of Trustees declared a quarterly dividend of $.29 per share, payable April 17, 1998, to shareholders of record April 7, 1998. This dividend payment will aggregate $4.0 million.

Note 3: The Trust had entered into an agreement for the sale of a property with a net carrying value of $2.2 million which, as of November 30, 1997, has been deemed held for sale. On April 3, 1998, the Trust completed the sale of the property and will recognize a gain of approximately $1.9 million. Subsequent to the end of the quarter, the Trust acquired eight properties in four separate transactions totaling $42.2 million. The properties, which are all located in New England, include three office buildings totaling 315,000 square feet, three office/research & development buildings totaling 193,700 square feet and two industrial properties totaling 88,000 square feet.

Note 4: Cash paid for interest amounted to $2.3 million and $2.6 million for the three-month periods ended February 28, 1998 and February 28, 1997, respectively.

Note 5: At February 28, 1998, options to purchase an aggregate of 1,079,725 common shares at exercise prices ranging from $7.375 to $24.75 per share were outstanding under MGI's Stock Option Plans for Key Employees and Trustees. All options outstanding at February 28, 1998 expire by December 2008.

Note 6: MGI intends to qualify for the year ended November 30, 1998 as a real estate investment trust under the provisions of Sections 856-860 of the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for Federal income taxes.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview
--------

      MGI is a self-administered equity REIT that owns and operates a diversified portfolio of income producing real estate consisting of 59 commercial properties and three multi-family residential properties. The commercial portfolio consists of 5.3 million square feet, 87% of which is comprised of office, office/R&D and industrial properties. The multi-family properties consist of three residential communities aggregating 959 units. At February 28, 1998, the commercial and residential properties were 93.2% and 94.6% leased, respectively. Since 1992, the Trust has focused on the commercial segment of the real estate market, specifically industrial and office properties located in New England. At February 18, 1998, 61%, based upon cost, of MGI's real estate assets were located in New England. This percentage will likely grow in 1998 as the Trust continues to acquire properties within New England, and as it periodically sells properties in other regions. During fiscal 1997, the Trust began the internalization of the property management function. As of February 28, 1998, the Trust had 2.1 million square feet of space under management.

Liquidity and Capital Resources
-------------------------------

      Shareholders' equity at February 28, 1998 was $249.9 million, compared to $242.4 million at November 30, 1997. The increase primarily reflects the excess of net income over distributions paid in the first quarter. At February 28, 1998, financial liquidity was provided by $20.8 million in cash and cash equivalents and by unused lines of credit aggregating $37.5 million.

      During the quarter ended February 28, 1998, the Trust sold four properties for an aggregate sales price of $25.0 million, of which $14.2 million was cash and $10.8 million was mortgage loans assumed by the buyer. Proceeds from these four sales have been reinvested in property acquisitions through tax-deferred like kind exchanges. After the close of the quarter, the Trust completed the sale of an 191,900 square-foot South Carolina industrial property for $4.3 million, and anticipates investing the proceeds through a tax-deferred like kind exchange. The property was vacant at the time of the sale. In February 1997, the Trust acquired, for $10.1 million, three office buildings totaling 107,000 square feet in suburban Portland, Maine. Subsequent to the end of the quarter, the Trust acquired eight properties in four separate transactions totaling $42.2 million. The properties, which are all located in New England, include three office buildings totaling 315,000 square feet, three office/research & development buildings totaling 193,700 square feet and two industrial properties totaling 88,000 square feet. Additionally, the Trust has a contract to acquire an office building, also located in Massachusetts, for a price of $4.2 million, which is anticipated to close in the second quarter, subject to the completion of due diligence and the satisfaction of certain other conditions.

      Mortgage and other loans payable totaled $105.2 million at February 28, 1998, a net decrease of $8.0 million compared to $113.2 million at November 30, 1997. During the quarter, the Trust closed on a $11.6 million mortgage loan secured by a Michigan apartment complex and repaid $8.0 million of the outstanding balance under the lines of credit. In addition, loans totaling $10.8 million were assumed by the purchaser in conjunction with the sale of properties. The balance of the change represents scheduled principal payments. Scheduled loan principal payments due within twelve months of February 28, 1998 total $2.9 million. In April 1998, the Trust entered into a $75 million unsecured credit facility which replaces two secured lines of credit that totaled $45 million. MGI believes it will continue to be able to extend or refinance maturing mortgage loans upon satisfactory terms.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


      Cash requirements during the balance of fiscal 1998 include distributions to shareholders, capital and tenant improvements and other leasing expenditures required to maintain MGI's occupancy levels and other investment undertakings. Currently, the Trust is contractually committed to approximately $2.0 million of capital and tenant improvement projects, which are anticipated to be completed during the next two fiscal quarters.

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

      The Trust presently anticipates that the purchase of additional properties will be financed primarily through the use of available cash, short-term investments and debt. MGI believes the combination of available cash and investment securities, the value of MGI's unencumbered properties and other resources available to it are sufficient to meet its short- and long-term liquidity requirements.

Results of Operations
---------------------

      Net income for the quarter ended February 28, 1998 was $10,828,000, or $.79 per share, compared to $3,949,000, or $.32 per share, for the first quarter one year ago. Included in the 1998 first quarter net income were net gains of $6,075,000 from the sale of real estate. In first quarter of 1997, MGI realized a gain of $600,000 from the sale of a partnership interest, which was partially offset by a $306,000 loan prepayment fee. Funds from operations ("FFO") totaled $7.4 million in the first quarter of fiscal 1998, compared to $6.2 million in the corresponding quarter of 1997. MGI calculates FFO in conformity with the NAREIT definition which is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. MGI believes FFO is an appropriate supplemental measure of operating performance. The following is a reconciliation of net income to FFO:



                                                                             Three Months Ended
                                                                             ------------------
                                                               February 28, 1998            February 29, 1997
                                                               -----------------            -----------------
Net income                                                         $10,828,000                   $3,949,000

Less net gain and extraordinary item                                (6,075,000)                    (294,000)

Plus building depreciation                                           2,035,000                    2,041,000

Plus tenant improvement and commission amortization
                                                                       590,000                      497,000
                                                                   -----------                   ----------
FFO                                                                $ 7,378,000                   $6,193,000
                                                                   ===========                   ==========



The change in FFO, compared to the corresponding period in 1997, is attributable to the same factors that affected income before net gains in such periods, with the exception of depreciation and amortization expense.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


      In comparing the first quarter of fiscal 1998 to that of the previous year, the increase in net income before net gains of approximately $1.1 million resulted principally from a $1.0 million increase in property operating income and a decrease in interest expense of $0.3 million. These amounts were offset, in part, by increases in depreciation and amortization and general and administrative expenses. Property operating income is defined as rental and other income less property operating expenses and real estate taxes. The change in property operating income reflects the additional income of $1.2 million from the acquisition of properties, a 4.9%, or $0.4 million, increase in income from properties owned throughout the first quarters of both fiscal 1998 and 1997, offset, in part, by the income effect of $0.6 million due to the sale of properties.

Change in Property Operating Income for Quarter Ended February 28, 1998 versus February 28, 1997



                                 Properties Held            1998 and 1997            1998 and 1997
      Property Type            Both Fiscal Periods           Acquisitions                Sales                 Net Change
      -------------            -------------------          -------------            -------------             ----------
Industrial                         $   20,000                $   483,000                  $(451,000)         $     52,000
Office                                340,000                    646,000                   (159,000)              827,000
Office/R&D                           (103,000)                    83,000                         --               (20,000)
Multifamily                            50,000                         --                     23,000                73,000
Retail                                 94,000                         --                      4,000                98,000
Land and Other                          3,000                        --                     (16,000)              (13,000)
                                    ---------                -----------                  ---------           -----------
Total                               $ 404,000                $ 1,212,000                  $(599,000)          $ 1,017,000
                                    =========                ===========                  ==========          ===========


      Property income derived from the comparable properties has increased due to higher average rental rates for all property segments compared to the rents in effect during the first quarter of 1997. The impact of the higher rents has been offset to varying degrees by higher vacancy rates in the comparable industrial, office/research & development and residential segments. Leases executed during the quarter and the sale, subsequent to the end of the quarter, of a vacant 191,900 square-foot industrial property should improve both the occupancy rates and the performance of these segments, barring unexpected tenant turnover. Base rents on commercial leases renewed or released in the first quarter of 1998 are expected to increase approximately 39%, which should generate an estimated $0.5 million of additional rental income during the last three quarters of 1998 as such new leases become effective.

      Scheduled lease expirations and completed leasing (in square feet) for the commercial portfolio as a whole are as follows at February 28, 1998:


                                                                                Scheduled Expirations
                                                                            ------------------------------
      Property                 Percentage             1998                  Remaining            Scheduled
        Type                    Leased               Leasing                  1998                 1999
      --------                 ----------            -------                ---------            ---------
Industrial                       87.6%                89,700                 129,300              260,300
Office                           96.9%                46,300                 125,200              133,000
Office/R&D                       97.4%               108,300                  63,900              233,900
Retail                           94.1%                96,800                   8,700               21,300
                                 ----                -------                 -------              -------
Total                            93.2%               341,100                 327,100              648,500
                                 =====               =======                 =======              =======


                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


      The remaining fiscal 1998 scheduled lease expirations represent 6% of MGI's total commercial portfolio, compared to 211,000 square feet of remaining expirations at February 28, 1997, which represented 4% of MGI's then total commercial portfolio . Scheduled expirations for New England properties total 265,098 and 579,965 square feet, including 160,240 and 444,549 square feet for Massachusetts properties in 1998 and 1999, respectively. Existing rent levels relative to most New England space coming up for renewal appear to be generally below prevailing market rents.


Forward-Looking Statements
--------------------------

      Statements made or incorporated in this Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are dependent on a number of factors which could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Such factors include, among other things, satisfactory completion of the acquisitions, maintaining the current occupancy and rent levels at the acquisition properties, as well as those set forth in Risk Factors (Item 1) and Management's Discussion and Analysis of Financial Condition and Results of Operations in MGI's Form 10-K for the year ended November 30, 1997.

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

Item 3:           Defaults upon Senior Securities: Not applicable.

Item 4:           Submission of Matters to a Vote of Security Holders: None

Item 5:           Other Information: Not applicable.

Item 6:           Exhibits and Reports on Form 8-K:

                  a) Exhibits:

                  Exhibit 10.1 - Credit Agreement among MGI Properties, Wells Fargo Bank, N.A., BankBoston, N.A. and KeyBank, N.A. dated April 2, 1998.

                  Exhibit 27.1 - Financial Data Schedule

                  Exhibit 99 - Twelve-Month Consolidated Statement of Earnings, Pursuant to Section 11(a) of the Securities Act of 1933 and Rule 158 promulgated thereunder, the Registrant files herewith its Consolidated Statement of Earnings for the Twelve Months Ended January 31, 1998, which covers a twelve month period after the January 22, 1997 effective date of the Registrant's registration statement on Form S-3 (File No. 333-15245).

                  b) Reports on Form 8-K: None

                                 MGI PROPERTIES
                                   SIGNATURES



      Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:      April 14, 1998                /s/ Phillip C. Vitali
           --------------                ---------------------
                                         Phillip C. Vitali
                                         Executive Vice President and Treasurer
                                         (Chief Financial Officer)




Date:      April 14, 1998                /s/ David P. Morency
           --------------                --------------------
                                         David P. Morency
                                         Controller
                                         (Principal Accounting Officer)