Form 10-Q
period 1998-05-31
MGI PROPERTIES
filed 1998-07-15
CIK 68330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended:  May 31, 1998             Commission File Number:  1-6833
                                 ------------                                      ------


                                 MGI PROPERTIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  MASSACHUSETTS                                         04-6268740
---------------------------------------------             ------------------------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer Identification No.)
 or organization)


                One Winthrop Square, Boston, Massachusetts 02110
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:      (617) 422-6000
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

                          Yes    X            No
                               -----              -----


Common shares outstanding as of July 15, 1998:  13,761,307



                               Page 1 of 14 pages
                        Exhibit Index appears on Page 13

                                 MGI PROPERTIES
                                      INDEX


PART I:        FINANCIAL INFORMATION                                    Page No.
                                                                        --------

Item 1:        Financial Statements

Consolidated Balance Sheets                                                 3

Consolidated Statements of Earnings                                         4

Consolidated Statements of Cash Flow                                        5

Consolidated Statements of Changes in Shareholders' Equity                  6

Notes to Consolidated Financial Statements                                  7

Item 2:        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                8

Exhibit 11:    Computation of Earnings Per Share                           12

PART II:       OTHER INFORMATION

Items 1 - 6                                                                13

Signatures                                                                 14

                                 MGI PROPERTIES
                         PART I -- FINANCIAL INFORMATION
                           CONSOLIDATED BALANCE SHEETS



------------------------------------------------------------------------------------------------------------------------------------
                                                                                     May 31, 1998                November 30, 1997
                                                                                     (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Real estate
Land                                                                                  $ 83,976,000                   $ 82,989,000
Buildings and improvements                                                             320,366,000                    288,095,000
Tenant improvements                                                                     12,831,000                     10,859,000
------------------------------------------------------------------------------------------------------------------------------------
Total real estate, at cost                                                             417,173,000                    381,943,000
Accumulated depreciation and amortization                                              (46,539,000)                   (47,158,000)
------------------------------------------------------------------------------------------------------------------------------------
Net investments in real estate                                                         370,634,000                    334,785,000
Cash and cash equivalents                                                                7,624,000                     13,964,000
Accounts receivable                                                                      3,798,000                      3,654,000
Other assets                                                                             9,416,000                      9,641,000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      $391,472,000                   $362,044,000
====================================================================================================================================

LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Liabilities:
Mortgage and loans payable                                                            $131,983,000                   $113,171,000
Other liabilities                                                                        5,927,000                      6,488,000
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                      137,910,000                    119,659,000

Shareholders' equity:
Common shares -- $1 par value; 17,500,000 shares authorized;
    13,758,281 issued (13,625,489 at November 30, 1997)                                 13,758,000                     13,625,000
Additional paid-in capital                                                             208,132,000                    207,031,000
Undistributed net income                                                                31,672,000                     21,729,000
------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                             253,562,000                    242,385,000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      $391,472,000                   $362,044,000
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)


-----------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended
                                                                         ------------------
                                                                      May 31, 1998           May 31, 1997
-----------------------------------------------------------------------------------------------------------
INCOME
Rental                                                                $17,447,000            $15,376,000
Interest                                                                  137,000                198,000
-----------------------------------------------------------------------------------------------------------
Total income                                                           17,584,000             15,574,000
-----------------------------------------------------------------------------------------------------------

EXPENSES
Property operating expenses                                             4,000,000              3,807,000
Real estate taxes                                                       2,054,000              1,853,000
Depreciation and amortization                                           2,902,000              2,587,000
Interest                                                                2,644,000              2,273,000
General and administrative                                                859,000                790,000
-----------------------------------------------------------------------------------------------------------
Total expenses                                                         12,459,000             11,310,000
-----------------------------------------------------------------------------------------------------------

Income before net gains                                                 5,125,000              4,264,000
Net gains                                                               1,950,000                     --
-----------------------------------------------------------------------------------------------------------
Income before extraordinary item                                        7,075,000              4,264,000
Extraordinary item - prepayment of debt                                        --                     --
===========================================================================================================

Net income                                                             $7,075,000             $4,264,000

PER SHARE DATA
Basic earnings per share                                                  $0.51                  $0.31
===========================================================================================================

Diluted earnings per share                                                $0.50                  $0.31
===========================================================================================================

Weighted average shares outstanding                                    13,756,217             13,598,472
===========================================================================================================




---------------------------------------------------------------------------------------------------------
                                                                       Six Months Ended
                                                                       ----------------
                                                              May 31, 1998                  May 31, 1997
---------------------------------------------------------------------------------------------------------
INCOME
Rental                                                        $33,725,000                   $30,258,000
Interest                                                          347,000                       404,000
---------------------------------------------------------------------------------------------------------
Total income                                                   34,072,000                    30,662,000
---------------------------------------------------------------------------------------------------------

EXPENSES
Property operating expenses                                     7,926,000                     7,471,000
Real estate taxes                                               3,992,000                     3,672,000
Depreciation and amortization                                   5,568,000                     5,139,000
Interest                                                        4,993,000                     4,896,000
General and administrative                                      1,715,000                     1,565,000
---------------------------------------------------------------------------------------------------------
Total expenses                                                 24,194,000                    22,743,000
---------------------------------------------------------------------------------------------------------

Income before net gains                                         9,878,000                     7,919,000
Net gains                                                       8,025,000                       600,000
---------------------------------------------------------------------------------------------------------
Income before extraordinary item                               17,903,000                     8,519,000
Extraordinary item - prepayment of debt                                --                      (306,000)
=========================================================================================================

Net income                                                    $17,903,000                    $8,213,000

PER SHARE DATA
Basic earnings per share                                           $1.31                        $0.63
=========================================================================================================

Diluted earnings per share                                         $1.28                        $0.62
=========================================================================================================

Weighted average shares outstanding                            13,711,816                    12,964,645
=========================================================================================================



See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)


------------------------------------------------------------------------------------------------------------------
                                                                                 Six Months Ended
                                                                    ----------------------------------------------
                                                                    May 31, 1998                   May 31, 1997
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                          $17,903,000                    $ 8,213,000
Adjustments to reconcile net income to net cash
    provided by operating activities:
Depreciation and amortization                                         5,568,000                      5,139,000
Net gains                                                            (8,025,000)                      (600,000)
Extraordinary item                                                           --                        306,000
Other                                                                (1,083,000)                       956,000
------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                            14,363,000                     14,014,000
------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions of real estate                                         (57,127,000)                   (25,664,000)
Additions to real estate                                             (3,957,000)                    (3,016,000)
Deferred tenant charges                                              (1,118,000)                      (901,000)
Net proceeds from sales of real estate interests                     17,979,000                        704,000
Other                                                                   877,000                        376,000
------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                               (43,346,000)                   (28,501,000)
------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES

Additions to mortgage and loans payable, net                         46,550,000                     15,500,000
Repayment of mortgage and loans payable                             (16,932,000)                   (41,711,000)
Mortgage prepayment penalty                                                  --                       (306,000)
Cash distributions                                                   (7,960,000)                    (6,801,000)
Proceeds from issuance of common shares                                 985,000                     41,266,000
------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                            22,643,000                      7,948,000
------------------------------------------------------------------------------------------------------------------

Net decrease in cash and short-term investments                      (6,340,000)                    (6,539,000)
------------------------------------------------------------------------------------------------------------------


CASH AND CASH EQUIVALENTS

Beginning of period                                                  13,964,000                     15,140,000
------------------------------------------------------------------------------------------------------------------

End of period                                                       $ 7,624,000                    $ 8,601,000
==================================================================================================================


See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)



--------------------------------------------------------------------------------------------------------------
                                                                             Additional
                                                         Common               Paid-In            Undistributed
                                                         Shares               Capital             Net Income
--------------------------------------------------------------------------------------------------------------
Balance at November 30, 1997                           $13,625,000           $207,031,000          $21,729,000

Net income                                                      --                     --           17,903,000

Distributions                                                   --                     --          (7,960,000)

Options exercised and other                                133,000              1,101,000                   --
--------------------------------------------------------------------------------------------------------------

Balance at May 31, 1998                                $13,758,000           $208,132,000          $31,672,000
==============================================================================================================


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

Note 2: On June 18, 1998, the Board of Trustees declared a cash dividend of $.31 per common share payable on July 10, 1998 to shareholders of record on July 1, 1998. This dividend payment will aggregate $4.3 million.

Note 3: Cash paid for interest amounted to $2.6 million and $2.3 million for the three-month periods ended May 31, 1998 and May 31, 1997, respectively.

Note 4: At May 31, 1998, the Trust had entered into signed agreements for the sale of two properties having a net carrying value of $2.2 million. In addition, the Trust has initiated a marketing program for the sale of a Somerset, New Jersey office building with a net carrying value of $14.1 million at May 31, 1998. Although the sales are subject to the satisfactory completion of certain terms and conditions, including due diligence by the potential purchasers, the Trust had deemed these three properties held for sale at May 31, 1998 and had ceased depreciating these properties. Subsequent to the end of the quarter, the Trust completed the sale of one of the properties deemed held for sale, a North Carolina office property for $.9 million. In light of the uncertainties inherent in real estate transactions, there can be no assurance that the sale of the remaining two properties deemed held for sale will be successfully completed.

Note 5: At May 31, 1998, options to purchase an aggregate of 1,070,225 common shares at exercise prices ranging from $7.375 to $24.75 per share were outstanding under MGI's stock option plans for key employees and trustees. All options outstanding at May 31, 1998 expire by April 2008.

Note 6: Diluted earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the company's stock. Refer to Part I - Exhibit 11 - Computation of Earnings Per Share (page
         12).

Note 7: MGI intends to quality for the year ended November 30, 1998 as a real estate investment trust ("REIT") under the provisions of Sections 856-860 of the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for Federal income taxes.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Overview
--------

         MGI is a self-administered equity REIT that owns and operates a diversified portfolio of income producing real estate consisting of 67 commercial properties and three multi-family residential properties. The commercial portfolio consists of 5.7 million square feet, 88% of which is comprised of office, office/r&d and industrial properties. The multi-family properties consist of three residential communities aggregating 959 units. At May 31, 1998, the commercial and residential properties were 96.9% and 94.0% leased, respectively. Since 1992, the Trust has focused on the commercial segment of the real estate market, specifically industrial and office properties located in New England. At May 31, 1998, 66%, based upon cost, of MGI's real estate assets were located in New England. During fiscal 1997, the Trust began the internalization of the property management function for its New England properties. As of May 31, 1998, the Trust had 3.7 million square feet of space under management.

         On June 18, 1998, the Trust announced that the Board of Trustees would undertake a review of strategic alternatives available to the Trust to maximize shareholder value, including a possible liquidation of the Trust's properties. There can be no assurance with respect to the results that may or may not be accomplished by the Board's strategic review. In the event of a liquidation of the Trust's properties, there can be no assurance of the net realizable value thereof.

Liquidity and Capital Resources
-------------------------------

         Shareholders' equity at May 31, 1998 was $253.6 million, compared to $242.4 million at November 30, 1997. The increase primarily reflects the excess of net income over distributions paid. At May 31, 1998, financial liquidity was provided by $7.6 million in cash and cash equivalents and by an unused line of credit aggregating $40.0 million.

         Through the first two quarters of fiscal 1998, the Trust has acquired 12 properties totaling 740,000 square feet for an aggregate price of $57.1 million. The properties were 99% leased as of May 31, 1998. All of the properties are located in New England and include seven office properties totaling 458,300 square feet, four office/research and development properties totaling 242,700 and an industrial building of 39,000 square feet. Additionally, the Trust sold five properties for an aggregate sales price of $28.8 million, of which $10.8 million was provided in the form of the assumption of mortgage loans secured by two of the sold properties. Proceeds from these five sales have been reinvested in property acquisitions through tax-deferred like kind exchanges. After the close of the quarter, the Trust completed the sale of a 16,300 square-foot North Carolina office property for $.9 million.

         Mortgage and other loans payable totaled $132.0 million at May 31, 1998, a net increase of $18.8 million, when compared to the $113.2 million outstanding at November 30, 1997. During the second quarter of fiscal 1998, MGI entered into a $75 million unsecured credit facility which replaced two secured lines of credit that totaled $45 million. The Trust currently has $35.0 million outstanding under the line of credit whereas at November 30, 1997, there was $15.5 million outstanding under the then existing lines. In addition, the Trust closed on an $11.6 million mortgage loan secured by a Michigan apartment complex and loans totaling $10.8 million were assumed by the purchaser in conjunction with the sale of properties. The balance of the change represents scheduled principal payments. Scheduled loan

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)



principal payments due within 12 months of May 31, 1998 total $3.0 million. MGI believes it will continue to be able to extend or refinance maturing mortgage loans upon satisfactory terms.

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

Results of Operations
---------------------

         Net income for the fiscal quarter ended May 31, 1998, was $7.1 million, or $.51 per share (basic), as compared to $4.3 million, or $.31 per share (basic), in the corresponding quarter of 1997. Included in the 1998 second quarter net income was $2.0 million of gain recognized from the sale of an industrial building located in South Carolina. Income before net gain and extraordinary item was $5.1 million and $4.3 million for the quarters ended May 31, 1998 and May 31, 1997, respectively.

         Net income for the six months ended May 31, 1998, was $17.9 million, or $1.31 per share (basic), as compared to $8.2 million, or $.63 per share (basic), a year ago. Income before net gain and extraordinary item was $9.9 million and $7.9 million for the six months ended May 31, 1998 and May 31, 1997, respectively. Included in 1998 year-to-date net income were net gains of $8.0 million from the sale of five properties. Included in the 1997 year-to-date net income was a net gain of $.6 million which was partially offset by an extraordinary loss of $0.3 million incurred in connection with a loan refinancing prepayment fee.

         Funds from operations ("FFO") totaled $8.0 million in the second quarter of fiscal 1998, compared to $6.8 million in the corresponding quarter of 1997. Funds from operations for the six months ended May 31, 1998 and 1997 were $15.3 million and $13.0 million, respectively. MGI calculates FFO in conformity with the NAREIT definition which is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. MGI believes FFO is an appropriate supplemental measure of operating performance.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)



         The following is a reconciliation of net income to FFO:



                                                             Three Months Ended                      Six Months Ended
                                                             ------------------                      ----------------
                                                     May 31, 1998        May 31, 1997        May 31, 1998        May 31, 1997
                                                     ------------        ------------        ------------        ------------
Net Income                                             $7,075,000          $4,264,000         $17,903,000         $ 8,213,000

Less net gain and extraordinary item                   (1,950,000)                 --          (8,025,000)           (294,000)

Plus building depreciation                              2,249,000           2,051,000           4,285,000           4,092,000

Plus tenant improvement and commission
amortization                                              612,000             506,000           1,200,000           1,003,000
                                                       ----------          ----------         -----------         -----------

FFO                                                    $7,986,000          $6,821,000         $15,363,000         $13,014,000
                                                       ==========          ==========         ===========         ===========


         The change in FFO, compared to the corresponding periods in 1997, is attributable to the same factors that affected income before net gain and extraordinary item in such periods, with the exception of depreciation and amortization expense.

         In comparing the second quarter of fiscal 1998 to that of the previous year, the approximate $.9 million increase in net income before net gain and extraordinary item resulted principally from a $1.7 million increase in property operating income which was offset by increases in interest expense and depreciation and amortization of $0.4 million and $0.3 million, respectively. The increase in interest expense is due to the higher average balance of debt outstanding in 1998. Property operating income is defined as rental and other income less property operating expenses and real estate taxes. The change in property operating income reflects the additional income of $2.0 million from the acquisition of properties, a 10.4%, or $0.9 million, increase in income from "same store" properties owned throughout the second quarters of both fiscal 1998 and 1997, offset, in part, by the income effect of $1.2 million due to the sale of properties. With respect to the comparable properties, the increase in property operating income is primarily due to increased revenues, particularly in the office and office/research & development properties, reflecting the adjustment to market rents as leases rollover.



Change in Property Operating Income for Quarter Ended May 31, 1998 versus May 31, 1997
--------------------------------------------------------------------------------------

                                   Properties Held          1998 and 1997          1998 and 1997
                                  Both Fiscal Years          Acquisitions              Sales                Net Change
                                  -----------------          ------------              -----                ----------
Industrial                             $100,000               $  879,000            $  (540,000)            $  439,000
Office                                  400,000                  766,000               (169,000)               997,000
Office R&D                              276,000                  340,000                     --                616,000
Apartment                                24,000                       --               (336,000)              (312,000)
Retail                                   20,000                       --               (124,000)              (104,000)
Land and Partnership                     40,000                       --                     --                 40,000
                                       --------               ----------            ------------            -----------
                                       $860,000               $1,985,000            $(1,169,000)            $1,676,000
                                       ========               ==========            ============            ===========

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)



         For the six months ended May 31, 1998 property operating income from properties held in both fiscal years had increased by $1.3 million, approximately 8.1%, when compared to the comparable 1997 period. While the increase in income was mostly driven by increased rental revenue, the office properties experienced a 5.5% drop in operating expenses due to both lower utility expense and lower management costs on those properties managed by the Trust. Base rents on commercial leases renewed or released in the first two quarters of 1998 are expected to increase approximately 28%, which should generate an estimated $0.4 million of additional rental income during the second half of fiscal 1998 as such new leases become effective.

         Scheduled lease expirations and completed leasing (in square feet) for the portfolio as a whole are as follows at May 31, 1998:


                                                                                       Scheduled Expirations
                                                                                   ------------------------------------
    Property                Percentage                      1998                   Remaining                  Scheduled
      Type                    Leased                      Leasing                     1998                       1999
      ----                    ------                      -------                  ---------                  ---------
Industrial                   96.9%                        240,100                   58,600                     284,100
Office                       96.6%                        163,400                   75,500                     163,200
Office/R&D                   97.8%                        124,300                   93,100                     130,500
Retail                       95.9%                        104,100                    3,000                      21,300
                             -----                        -------                  -------                     -------
Total                        96.9%                        631,900                  230,200                     599,100
                             =====                        =======                  =======                     =======

         The remaining fiscal 1998 scheduled lease expirations represent 4% of MGI's total commercial portfolio. Scheduled expirations for New England properties total 188,100 and 529,600 square feet, including 129,400 and 507,300 square feet for Massachusetts properties for the balance of 1998 and in 1999, respectively. At this time, the Trust's scheduled expirations for the year 2000 total 1,062,066 square feet, with 956,938 square feet related to New England properties. Existing rent levels relative to most New England space coming up for renewal appear to be generally below prevailing market rents.

Forward Looking Statements
--------------------------

         Statements made or incorporated in this Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are dependent on a number of factors which could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Such factors include, among other things, the risks of future action or inaction by the Trustees relative to a possible liquidation of the Trust's properties (including the possibility of litigation pertaining thereto), maintaining or improving the current occupancy and rent levels at the acquisition and other properties, as well as those set forth in Risk Factors (Item 1) and Management's Discussion and Analysis of Financial Condition and Results of Operations in MGI's Form 10-K for the year ended November 30, 1997.

                                 MGI PROPERTIES
                               PART I - EXHIBIT 11
                        COMPUTATION OF EARNINGS PER SHARE


-----------------------------------------------------------------------------------------------------------
                                                                              Three Months Ended May 31,
                                                                              --------------------------
                                                                               1998                1997
-----------------------------------------------------------------------------------------------------------
PRIMARY
Net income                                                                   $ 7,075,000        $ 4,264,000
===========================================================================================================

Weighted average number of shares outstanding during the period               13,756,217         13,598,472
===========================================================================================================

Primary earnings per share                                                         $0.51              $0.31
===========================================================================================================

ASSUMING FULL DILUTION
Net income                                                                   $ 7,075,000        $ 4,264,000
===========================================================================================================

Weighted average number of shares outstanding during the period               14,059,877         13,883,488
===========================================================================================================

Earnings per share assuming full dilution                                          $0.50              $0.31
===========================================================================================================




---------------------------------------------------------------------------------------------------------
                                                                              Six Months Ended May 31,
                                                                              ------------------------
                                                                            1998                1997
---------------------------------------------------------------------------------------------------------
PRIMARY
Net income                                                                $17,903,000        $ 8,213,000
=========================================================================================================

Weighted average number of shares outstanding during the period            13,711,816         12,964,645
=========================================================================================================

Primary earnings per share                                                      $1.31              $0.63
=========================================================================================================

ASSUMING FULL DILUTION
Net income                                                                $17,903,000        $ 8,213,000
=========================================================================================================

Weighted average number of shares outstanding during the period            14,019,953         13,258,738
=========================================================================================================

Earnings per share assuming full dilution                                       $1.28              $0.62
=========================================================================================================

                                 MGI PROPERTIES
                           PART II - OTHER INFORMATION


Item 1:           Legal Proceedings:   Not applicable.

Item 2:           Changes in Securities and Use of Proceeds:   Not applicable.

Item 3:           Defaults upon Senior Securities:   Not applicable.

Item 4:           Submission of Matters to a Vote of Security Holders:

                  The following was submitted to a vote of shareholders at the March 26, 1998 Annual Meeting of Shareholders:

                  (a) The election of three Trustees to serve for a term of
                      three years expiring on the date of the Trust's Annual Meeting of Shareholders in 2001. The vote on this was George S. Bissell - 12,239,382 affirmative and 93,822 withheld; W. Pearce Coues - 12,249,239 affirmative and 83,965 withheld; and, Robert M. Melzer - 12,237,990 affirmative and 95,214 withheld.

Item 5:           Other Information:   Not applicable.

Item 6:           Exhibits and Reports on Form 8-K:

                  a)   Exhibits:

                          Part I - Exhibit 11 -- Computation of Earnings Per
                                                 Share (see page 12).
                                   Exhibit 99 -- Form of Indemnity Agreement

                  b) Reports on Form 8-K: Dated June 18, 1998.

                                 MGI PROPERTIES
                                   SIGNATURES



       Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:      July 15, 1998                /s/ Phillip C. Vitali
           -------------                ---------------------
                                        Phillip C. Vitali
                                        Executive Vice President and Treasurer
                                        (Chief Financial Officer)




Date:      July 15, 1998                /s/ David P. Morency
           -------------                --------------------
                                        David P. Morency
                                        Controller
                                        (Principal Accounting Officer)