Form 10-Q
period 1998-08-31
MGI PROPERTIES
filed 1998-10-09
CIK 68330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarterly Period Ended: August 31, 1998   Commission File Number: 1-6833
                                ---------------                           ------

                                 MGI PROPERTIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  MASSACHUSETTS                                    04-6268740
---------------------------------------------         ------------------------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer Identification No.)
 or organization)


                One Winthrop Square, Boston, Massachusetts 02110
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:      (617) 422-6000
                                                   -----------------------------

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

                             Yes     X        No
                                  -------          ------


Common shares outstanding as of October 9, 1998:  13,761,307



                               Page 1 of 15 pages
                        Exhibit Index appears on Page 13

                                 MGI PROPERTIES
                                      INDEX


PART I:        FINANCIAL INFORMATION                                                  Page No.
                                                                                      --------
Item 1:        Financial Statements

Consolidated Balance Sheets                                                               3

Consolidated Statements of Earnings                                                       4

Consolidated Statements of Cash Flow                                                      5

Consolidated Statements of Changes in Shareholders' Equity                                6

Notes to Consolidated Financial Statements                                                7

Item 2:        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                              8

PART II:       OTHER INFORMATION

Items 1 - 6                                                                              13

Signatures                                                                               14

Exhibit 11:    Computation of Earnings Per Share                                         15

                                 MGI PROPERTIES
                         PART I -- FINANCIAL INFORMATION
                           CONSOLIDATED BALANCE SHEETS


------------------------------------------------------------------------------------------------------------------------------------
                                                                                  August 31, 1998           November 30, 1997
                                                                                       (unaudited)
------------------------------------------------------------------------------------------------------------------------------------

ASSETS
Real estate
Land                                                                                 $  83,129,000                  $  82,989,000
Buildings and improvements                                                             317,599,000                    288,095,000
Tenant improvements                                                                     13,925,000                     10,859,000
------------------------------------------------------------------------------------------------------------------------------------
Total real estate, at cost                                                             414,653,000                    381,943,000
Accumulated depreciation and amortization                                              (48,824,000)                   (47,158,000)
------------------------------------------------------------------------------------------------------------------------------------
Net investment in real estate                                                          365,829,000                    334,785,000
Cash and cash equivalents                                                               11,946,000                     13,964,000
Accounts receivable                                                                      4,384,000                      3,654,000
Other assets                                                                            10,955,000                      9,641,000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      $393,114,000                   $362,044,000
====================================================================================================================================

LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Liabilities:
Mortgage and loans payable                                                            $131,252,000                   $113,171,000
Other liabilities                                                                        7,246,000                      6,488,000
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                      138,498,000                    119,659,000

Shareholders' equity:
Common shares -- $1 par value; 17,500,000 shares authorized;
    13,761,307 issued (13,625,489 at November 30, 1997)                                 13,761,000                     13,625,000
Additional paid-in capital                                                             208,207,000                    207,031,000
Undistributed net income                                                                32,648,000                     21,729,000
------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                             254,616,000                    242,385,000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      $393,114,000                   $362,044,000
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)

--------------------------------------------------------------------------------------------------------------------------------
                                                  Three Months Ended                                Nine Months Ended
                                              --------------------------------------       -------------------------------------
                                              August 31, 1998        August 31, 1997       August 31, 1998       August 31, 1997
--------------------------------------------------------------------------------------------------------------------------------
INCOME
Rental                                          $18,166,000            $16,028,000          $51,891,000            $46,286,000
Interest                                            111,000                117,000              458,000                521,000
--------------------------------------------------------------------------------------------------------------------------------
Total income                                     18,277,000             16,145,000           52,349,000             46,807,000
--------------------------------------------------------------------------------------------------------------------------------

EXPENSES
Property operating expenses                       4,219,000              3,817,000           12,145,000             11,288,000
Real estate taxes                                 2,030,000              1,890,000            6,022,000              5,562,000
Depreciation and amortization                     3,074,000              2,744,000            8,642,000              7,883,000
Interest                                          2,635,000              2,324,000            7,627,000              7,220,000
General and administrative                          999,000                826,000            2,713,000              2,391,000
Strategic review                                    430,000                     --              430,000                     --
--------------------------------------------------------------------------------------------------------------------------------
Total expenses                                   13,387,000             11,601,000           37,579,000             34,344,000
--------------------------------------------------------------------------------------------------------------------------------

Income before net gains                           4,890,000              4,544,000           14,770,000             12,463,000
Net gains                                           350,000                     --            8,375,000                600,000
--------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                  5,240,000              4,544,000           23,145,000             13,063,000
Extraordinary item - prepayment of debt                  --                     --                   --               (306,000)
--------------------------------------------------------------------------------------------------------------------------------
Net income                                       $5,240,000             $4,544,000          $23,145,000            $12,757,000
================================================================================================================================
PER SHARE DATA
Basic earnings per share                              $0.38                  $0.33                $1.69                  $0.97
================================================================================================================================

Diluted earnings per share                            $0.37                  $0.33                $1.65                  $0.95
================================================================================================================================

Weighted average shares outstanding              13,760,024             13,605,703           13,728,003             13,179,891
================================================================================================================================

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)

-------------------------------------------------------------------------------------------------------
                                                                    Nine Months Ended
                                                         ---------------------------------------------
                                                         August 31, 1998               August 31, 1997
-------------------------------------------------------------------------------------------------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES
Net income                                                $23,145,000                    $12,757,000
Adjustments to reconcile net income to net cash
    provided by operating activities:
Depreciation and amortization                               8,642,000                      7,883,000
Net gains                                                  (8,375,000)                      (600,000)
Extraordinary item                                                 --                        306,000
Other                                                        (404,000)                     1,351,000
-------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                  23,008,000                     21,697,000
-------------------------------------------------------------------------------------------------------
CASH  FLOWS  FROM  INVESTING  ACTIVITIES

Acquisitions of real estate                               (57,140,000)                   (25,679,000)
Additions to real estate                                   (6,220,000)                    (4,185,000)
Deferred tenant charges                                    (1,809,000)                    (1,684,000)
Net proceeds from sales of real estate interests           22,274,000                        704,000
Other                                                         145,000                       (252,000)
-------------------------------------------------------------------------------------------------------

Net cash used in investing activities                     (42,750,000)                   (31,096,000)
-------------------------------------------------------------------------------------------------------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES

Additions to mortgage and loans payable, net               46,550,000                     15,500,000
Repayment of mortgage and loans payable                   (17,663,000)                   (42,458,000)
Mortgage prepayment penalty                                        --                       (306,000)
Cash distributions                                        (12,226,000)                   (10,611,000)
Proceeds from issuance of common shares                     1,063,000                     41,390,000
-------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                  17,724,000                      3,515,000
-------------------------------------------------------------------------------------------------------
Net decrease in cash and short-term investments            (2,018,000)                    (5,884,000)
-------------------------------------------------------------------------------------------------------

CASH  AND  CASH  EQUIVALENTS

Beginning of period                                        13,964,000                     15,140,000
-------------------------------------------------------------------------------------------------------

End of period                                             $11,946,000                    $ 9,256,000
========================================================================================================

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)


---------------------------------------------------------------------------------------------------------------
                                                                            Additional
                                                         Common              Paid-In           Undistributed
                                                         Shares              Capital             Net Income
---------------------------------------------------------------------------------------------------------------

Balance at November 30, 1997                           $13,625,000           $207,031,000          $21,729,000

Net income                                                      --                     --           23,145,000

Distributions                                                   --                     --          (12,226,000)

Options exercised and other                                136,000              1,176,000                   --

---------------------------------------------------------------------------------------------------------------

Balance at August 31, 1998                             $13,761,000           $208,207,000          $32,648,000
===============================================================================================================

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Note 1:       The results of the interim period are not necessarily
------        indicative of results to be expected for the entire fiscal year.
              The figures contained in this interim report are unaudited and may be subject to year-end adjustments. Certain prior year amounts have been reclassified to conform with the current year presentation. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations have been included and such adjustments include only the normal accruals.

Note 2:       During the third quarter, the Board of Trustees completed a
------ review of strategic alternatives available to MGI to maximize shareholder value, and on August 12, 1998, voted to approve a plan of complete liquidation and termination of the Trust ("the Plan"), with a Special Meeting of Shareholders scheduled for October 14, 1998. A proxy statement describing the Plan, has been mailed to shareholders of record as of September 1, 1998. It is currently estimated that the net proceeds from the sale of the Trust's properties and other assets pursuant to the Plan would permit the Trust to make net cash distributions to shareholders aggregating between $30 to $33 per share, although there can be no assurance thereof. As noted in the proxy statement, management believes that substantially all of the properties will be sold within 12 to 15 months of the adoption of the Plan by shareholders.

Note 3:       On September 17, 1998, the Board of Trustees declared a cash
------ dividend of $.33 per common share payable on October 9, 1998 to shareholders of record on September 30, 1998. This dividend payment will aggregate $4.5 million.

Note 4:       Cash paid for interest amounted to $2.6 million and $2.3 million
------ for the three-month periods ended August 31, 1998 and August 31, 1997, respectively. During fiscal 1998, the Trust sold two properties that were secured by mortgages totaling $10.8 million and which were assigned to the purchasers at closing. Only the cash portions of the transactions are reflected in the accompanying consolidated statements of cash flows.

Note 5:       At August 31, 1998, options to purchase an aggregate of
------ 1,507,725 common shares at exercise prices ranging from $7.375 to $26.50 per share were outstanding under MGI's stock option plans for key employees and trustees. All options outstanding at August 31, 1998 expire by August 2008.

Note 6:       Diluted earnings per share amounts are computed based on the
------ weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Trust's stock. Refer to Part I - Exhibit 11 - Computation of Earnings Per Share (page 15).

Note 7:       MGI intends to quality for the year ended November 30, 1998 as
------ a real estate investment trust ("REIT") under the provisions of Sections 856-860 of the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for Federal income taxes.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview
--------

         MGI is a self-administered equity REIT that owns and operates a diversified portfolio of income producing real estate consisting of 65 commercial properties and three multi-family residential properties. The commercial portfolio consists of 5.7 million square feet, 87% of which is comprised of office, office/r&d and industrial properties. The multi-family properties consist of three residential communities aggregating 959 units. At August 31, 1998, the commercial and residential properties were 98.2% and 95.0% leased, respectively. Since 1992, the Trust has focused on the commercial segment of the real estate market, specifically industrial and office properties located in New England. At August 31, 1998, 66%, based upon cost, of MGI's real estate assets were located in New England. During fiscal 1997, the Trust began the internalization of the property management function for its New England properties. As of August 31, 1998, the Trust had 4.0 million square feet of space under management.

         During the third quarter, the Board of Trustees completed a review of strategic alternatives available to MGI to maximize shareholder value, and on August 12, 1998, voted to approve a plan of complete liquidation and termination of the Trust ("the Plan"), with a Special Meeting of Shareholders scheduled for October 14, 1998. A proxy statement describing the Plan has been mailed to shareholders of record as of September 1, 1998. It is currently estimated that the net proceeds from the sale of the Trust's properties and other assets pursuant to the Plan would permit the Trust to make net cash distributions to shareholders aggregating between $30 to $33 per share, although there can be no assurance thereof. As noted in the proxy statement, management believes that substantially all of the properties will be sold within 12 to 15 months of the adoption of the Plan by shareholders.

Liquidity and Capital Resources
-------------------------------

         Shareholders' equity at August 31, 1998 was $254.6 million, compared to $242.4 million at November 30, 1997. The increase primarily reflects the excess of net income over distributions paid. At August 31, 1998, financial liquidity was provided by $11.9 million in cash and cash equivalents and by a $40.0 million unused balance on its line of credit.

         During fiscal 1998, the Trust has acquired 12 properties totaling 740,000 square feet for an aggregate price of $57.1 million - the acquisitions were completed by April 1998. All of the properties are located in New England and include seven office properties totaling 458,300 square feet, four office/research and development properties totaling 242,700 and an industrial building of 39,000 square feet. Additionally, the Trust sold seven properties for an aggregate sales price of $23.1 million, of which $10.8 million was provided in the form of the assumption of mortgage loans secured by two of the sold properties. Proceeds from five of the sales have been reinvested in property acquisitions through tax-deferred like kind exchanges.

         Mortgage and other loans payable totaled $131.3 million at August 31, 1998, a net increase of $18.1 million, when compared to the $113.2 million outstanding at November 30, 1997. During the second quarter of fiscal 1998, MGI entered into a $75 million unsecured credit facility which replaced two secured lines of credit that totaled $45 million. The Trust currently has $35.0 million outstanding under the line of credit whereas at November 30, 1997, there was $15.5 million outstanding under the then existing lines. In addition, the Trust closed on an $11.6 million mortgage loan secured by a Michigan

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)



apartment complex and loans totaling $10.8 million were assumed by the purchaser in conjunction with the sale of properties. The balance of the change represents scheduled principal payments. Scheduled loan principal payments due within 12 months of August 31, 1998 total $3.1 million. MGI believes it will continue to be able to extend or refinance maturing mortgage loans upon satisfactory terms.

         Cash requirements during the balance of fiscal 1998 include distributions to shareholders, capital and tenant improvements and other leasing expenditures required to maintain MGI's occupancy levels and other investment undertakings. Should the Trust not proceed, for whatever reason, with its plan of liquidation, principal sources of funds in the future are expected to be from property operations, lines of credit, mortgaging or refinancing of existing mortgages on properties and MGI's portfolio of investment securities. Other potential sources of funds include the proceeds of public or private offerings of additional equity, debt securities of the Trust or the sale of real estate investments. The cost of new borrowings or issuances of the Trust's equity securities will be measured against the anticipated returns of investments to be acquired with such funds.

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

Results of Operations
---------------------

         Net income for the fiscal quarter ended August 31, 1998, was $5.2 million, or $.38 per share (basic), as compared to $4.5 million, or $.33 per share (basic), in the corresponding quarter of 1997. Included in the 1998 third quarter net income was $0.4 million of gain recognized from the property sales. Income before net gain and extraordinary item was $4.9 million and $4.5 million for the quarters ended August 31, 1998 and August 31, 1997, respectively.

         Net income for the nine months ended August 31, 1998, was $23.1 million, or $1.69 per share (basic), as compared to $12.8 million, or $.97 per share (basic), a year ago. Income before net gain and extraordinary item was $14.8 million and $12.5 million for the nine months ended August 31, 1998 and August 31, 1997, respectively. Included in 1998 year-to-date net income were net gains of $8.4 million from the sale of seven properties. Included in the 1997 year-to-date net income was a net gain of $0.6 million which was partially offset by an extraordinary loss of $0.3 million incurred in connection with a loan refinancing prepayment fee.

         Funds from operations ("FFO") totaled $8.3 million in the third quarter of fiscal 1998, compared to $7.3 million in the corresponding quarter of 1997. Funds from operations for the nine months ended August 31, 1998 and 1997 were $23.7 million and $20.3 million, respectively. MGI calculates FFO in conformity with the NAREIT definition which is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships, joint ventures and significant non-recurring items. MGI believes FFO is an appropriate supplemental measure of operating performance.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)



         The following is a reconciliation of net income to FFO:


                                                           Three Months Ended                     Nine Months Ended
                                                           ------------------                     -----------------

                                                     August 31,           August 31,         August 31,           August 31,
                                                     ----------           ----------         ----------           ----------
                                                        1998                 1997               1998                 1997
                                                        ----                 ----               ----                 ----

Net Income                                           $5,240,000           $4,544,000         $23,145,000          $12,757,000

Less net gain and extraordinary item                   (350,000)                  --          (8,375,000)            (294,000)

Plus building depreciation                            2,347,000            2,131,000           6,631,000            6,223,000

Strategic review                                        430,000                   --             430,000                   --

Plus tenant improvement and commission
amortization                                            681,000              582,000           1,880,000            1,585,000
                                                     ----------           ----------         -----------          -----------

FFO                                                  $8,348,000           $7,257,000         $23,711,000          $20,271,000
                                                     ==========           ==========         ===========          ===========


         The change in FFO is attributable to the same factors that affected income before net gain and extraordinary item in such periods, with the exception of depreciation and amortization expense.

         In comparing the third quarter of fiscal 1998 to that of the previous year, net income before net gain and extraordinary item increased by $.4 million. This growth resulted from a $1.6 million increase in property operating income which was offset by costs of $0.4 million incurred in conjunction with the Trust's strategic review and increases in interest expense and depreciation and amortization of $0.3 million and $0.3 million, respectively. The increase in interest expense is due to the higher average balance of debt outstanding in 1998. In addition, general and administrative expenses have increased by $0.2 million reflecting higher personnel costs and professional fees. Property operating income is defined as rental and other income less property operating expenses and real estate taxes. The change in property operating income reflects the additional income of $2.2 million from the acquisition of properties, a 9.0%, or $0.8 million, increase in income from "same store" properties owned throughout the third quarters of both fiscal 1998 and 1997, offset, in part, by the income effect of $1.4 million due to the sale of properties. With respect to the comparable properties, the increase in property operating income is primarily due to increased revenues, particularly in the office and office/research & development properties, reflecting the adjustment to market rents as leases rollover.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


Change in Property Operating Income for Quarter Ended August 31, 1998 versus August 31, 1997
--------------------------------------------------------------------------------------------

                                 Properties Held           1998 and 1997            1998 and 1997
                              Both Fiscal Quarters          Acquisitions                Sales                Net Change
                              --------------------         -------------            -------------            ----------

Office                               $207,000                 $1,415,000             $  (325,000)             $1,297,000
Office R&D                            207,000                    490,000                      --                 697,000
Industrial                            105,000                    306,000                (604,000)               (193,000)
Apartment                              43,000                         --                (338,000)               (295,000)
Retail                                 86,000                         --                (122,000)                (36,000)
Land and Other                        126,000                         --                      --                 126,000
                                     --------                 ----------             -----------              ----------
                                     $774,000                 $2,211,000             $(1,389,000)             $1,596,000
                                     ========                 ==========             ===========              ==========

         For the nine months ended August 31, 1998 property operating income from properties held in both fiscal years had increased by $2.1 million, approximately 8.4%, when compared to the comparable 1997 period. The increase in operating income was mostly driven by increased rental revenue. Base rents on commercial leases renewed or released in the first three quarters of 1998 are expected to increase approximately 36%, as such new leases become effective.

         Scheduled lease expirations and completed leasing (in square feet) for the portfolio as a whole are as follows at August 31, 1998:

                                                                                       Scheduled Expirations
                                                                                 --------------------------------------
   Property                Percentage                       1998                 Remaining                    Scheduled
     Type                    Leased                        Leasing                  1998                        1999
     ----                    ------                        -------                  -----                       ----

Industrial                   97.9%                        242,600                    6,100                     204,800
Office                       97.8%                        225,100                   47,100                     129,900
Office/R&D                  100.0%                        324,900                   46,200                     105,500
Retail                       96.3%                        121,400                    2,500                      25,100
                             -----                        -------                  -------                     -------
Total                        98.2%                        914,000                  101,900                     465,300
                             =====                        =======                  =======                     =======

         The remaining fiscal 1998 scheduled lease expirations represent 2% of MGI's total commercial portfolio. Scheduled expirations for New England properties total 68,300 and 406,700 square feet, including 55,600 and 234,442 square feet for Massachusetts properties for the balance of 1998 and in 1999, respectively. At this time, the Trust's scheduled expirations for the year 2000 total 1,060,000 square feet, with 970,000 square feet related to New England properties. Existing rent levels relative to most New England space coming up for renewal appear to be generally below prevailing market rents.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)



Year 2000 Compliance
--------------------

The Year 2000 compliance issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in computer system failures or miscalculations causing disruptions of operations. The Year 2000 issue affects almost all companies and organizations.

MGI has conducted an assessment of its core internal computer information systems and believes that its internal financial and information systems are presently substantially Year 2000 compliant. Also, MGI is currently evaluating those computer systems that do not relate to financial and other information needs such as systems designed to operate a building, its telecommunications systems, security systems, energy management systems and elevator systems. In certain circumstances, MGI may be required to upgrade, modify or replace some of its internal or operational systems. Additionally, no estimates can be made as to any potential adverse impact resulting from the failure of tenants or vendors, or third-party service providers, such as its banks, payroll processor and its telecommunications providers, to prepare for the Year 2000 although MGI is attempting to identify the risks.

Because MGI's assessment is ongoing, the total cost of bringing all internal systems, equipment and operations into Year 2000 compliance has not yet been fully quantified. To date, MGI has not expended significant funds to assess its Year 2000 issues, since its evaluation of the Year 2000 issue has been conducted by its own personnel or its third-party vendors in connection with their servicing operations. MGI's evaluation has not been subject to any independent verification or review process. While MGI's evaluation efforts may involve additional costs, it believes, based on available information, that these costs will not have a material adverse impact on the business, financial condition or results of operations. While MGI believes it will be Year 2000 compliant by December 31, 1999, but if the efforts by MGI or any of its material third-party vendors and service providers are not completed on time, the Year 2000 issue could have an adverse effect on its business. MGI is currently evaluating the consequences of a potential failure to remediate these matters and is in the process of developing contingency plans.

Forward Looking Statements
--------------------------

         Statements made or incorporated in this Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are dependent on a number of factors which could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Such factors include, among other things, the risks of future action or inaction by the Board of Trustees (and the actual results thereof) or shareholders with respect to a possible liquidation of the Trust's properties (including the possibility of litigation pertaining thereto); the net realizable value of the Trust's properties in the event the plan of liquidation is implemented; the effects of financial market conditions and general economic conditions; current market conditions remaining the same or improving; maintaining or improving the current occupancy and rent levels at the Trust's properties, as well as those set forth in Risk Factors (Item 1) and Management's Discussion and Analysis of Financial Condition and Results of Operations in MGI's Form 10-K for the year ended November 30, 1997 and the factors and considerations set forth in the Trust's definitive proxy statement dated September 10, 1998.

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

Item 3:           Defaults upon Senior Securities:   Not applicable.

Item 4:           Submission of Matters to a Vote of Security Holders:   None.

Item 5:           Other Information:   Not applicable.

Item 6:           Exhibits and Reports on Form 8-K:

                  a)   Exhibits:

                           Part I - Exhibit 11 -- Computation of Earnings Per Share (see page 15).

                  b)   Reports on Form 8-K: Dated June 18, 1998 - Item 5
                                            Dated August 5, 1998 - Item 5
                                            Dated August 12, 1998 - Item 5

                                 MGI PROPERTIES
                                   SIGNATURES



       Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MGI PROPERTIES
                                       -----------------------------------------
                                       (Registrant)



Date:      October 9, 1998             Phillip C. Vitali
           ---------------             -----------------------------------------
                                       Phillip C. Vitali
                                       Executive Vice President and Treasurer
                                       (Chief Financial Officer)




Date:      October 9, 1998             David P. Morency
           ---------------             -----------------------------------------
                                       David P. Morency
                                       Controller
                                       (Principal Accounting Officer)

                                 MGI PROPERTIES
                               PART I - EXHIBIT 11
                        COMPUTATION OF EARNINGS PER SHARE

-----------------------------------------------------------------------------------------------------------------------------------
                                                                      Three Months Ended August 31,    Nine Months Ended August 31,
                                                                      -----------------------------    ----------------------------
                                                                          1998             1997           1998           1997
----------------------------------------------------------------------------------------------------------------------------------

BASIC
Net income                                                             $ 5,240,000     $ 4,544,000    $23,145,000    $12,757,000
==================================================================================================================================

Weighted average number of shares outstanding during the period         13,760,024      13,605,703     13,728,003     13,179,891
==================================================================================================================================

Basic earnings per share                                                     $0.38           $0.33          $1.69          $0.97
==================================================================================================================================

ASSUMING FULL DILUTION
Net income                                                             $ 5,240,000     $ 4,544,000    $23,145,000    $12,757,000
==================================================================================================================================

Weighted average number of shares
and share equivalents outstanding during the period                     14,098,903      13,921,722     14,026,394     13,412,029
==================================================================================================================================

Earnings per share assuming full dilution                                    $0.37           $0.33          $1.65          $0.95
==================================================================================================================================