Form 10-K405
period 1998-11-30
MGI PROPERTIES
filed 1999-02-02
CIK 68330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended November 30, 1998

                          Commission file number 1-6833



                                 MGI PROPERTIES
             (Exact name of Registrant as specified in its charter)


             Massachusetts                                    04-6268740
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                       Identification No.)

                One Winthrop Square, Boston, Massachusetts 02110
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (617) 422-6000
           Securities registered pursuant to Section 12(b) of the Act:

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

                             Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of January 28, 1999, the aggregate market value of the voting shares of the Registrant held by non-affiliates of the Registrant was $378,873,000.

Common Shares Outstanding as of January 28, 1999: 13,774,221

The information required by Part III of Form 10-K will be incorporated by reference to a definitive proxy statement involving the election of Trustees which is expected to be filed by the Registrant pursuant to Regulation 14A within 120 days after the close of its fiscal year ended November 30, 1998.

                                TABLE OF CONTENTS


                                                                       Page
    PART I .............................................................. 1
       Item 1.  Business................................................. 1
       Item 2.  Properties...............................................10
       Item 3.  Legal Proceedings........................................12
       Item 4.  Submission of Matters to a Vote of Security Holders......12

    PART II .............................................................13
       Item 5.  Market for Registrant's Common Equity
                and Related Stockholder Matters..........................13
       Item 6.  Selected Financial Data..................................14
       Item 7.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations............15
       Item 8.  Financial Statements and Supplementary Data..............22
       Item 9.  Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure...................22

    PART III ............................................................23

    PART IV .............................................................24
       Item 14. Exhibits, Financial Statement Schedules
                and Reports on Form 8-K .................................24

    POWER OF ATTORNEY ...................................................27

    SIGNATURES ..........................................................27

                                     PART I

ITEM 1. BUSINESS

GENERAL

MGI Properties[RegTM] (the "Trust" or "MGI") is an unincorporated business trust organized under the laws of the Commonwealth of Massachusetts. MGI[RegTM] commenced operations in 1971 as a real estate investment trust (a "REIT"). Since that time, the Trust has elected to be treated as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), and expects to continue to operate in a manner which will entitle the Trust to be so treated. For each taxable year in which the Trust qualifies as a REIT under the Internal Revenue Code, taxable income distributed to the holders of its Common Shares will not be taxable to the Trust (other than certain items of tax preference which are subject to minimum tax in the hands of the Trust). See "Adoption of Liquidation Plan," "Investment and Operating Policies" and "Portfolio" below and the description of dividend policy included under Item 5 of this Annual Report on Form 10-K for the year ended November 30, 1998 (the "Report").

     References herein to the Trust include its wholly-owned subsidiaries.


NARRATIVE DESCRIPTION OF BUSINESS

MGI is a self-administered equity REIT that owns and operates a diversified portfolio of income producing real estate, which as of November 30, 1998, consisted of 66 commercial properties and three multi-family residential properties. The commercial portfolio consists of 5.6 million square feet, 87% of which is comprised of office, office/research and development and industrial properties. The multi-family properties consist of three residential communities aggregating 959 units. At November 30, 1998, the commercial and residential properties were 97.9% and 94.5% leased, respectively. Since 1992, the Trust has focused on the commercial segment of the real estate market, specifically office, office/research and development and industrial properties located in New England. At November 30, 1998, 66%, based upon cost, of the Trust's real estate assets were located in New England. During the fiscal year ended November 30, 1997, the Trust began the internalization of the property management function of its New England properties. As of November 30, 1998, the Trust had 4.1 million square feet of space under management.

     The Trust, formerly known as Mortgage Growth Investors[RegTM], initially operated as a hybrid REIT with a significant portion of its assets invested in mortgage loans. In 1985, the Trust began the conversion to an equity REIT, which has direct ownership of income producing properties. The conversion was completed by January 1993.

     The Trust currently employs 39 persons.


ADOPTION OF LIQUIDATION PLAN

On June 18, 1998, the Trust publicly announced that its Board of Trustees had decided to undertake a review of strategic alternatives available to the Trust to maximize shareholder value, including a possible liquidation of the Trust's properties. The Trustees ultimately determined that the appropriate course for the Trust to maximize shareholder value was to pursue the sale of its assets pursuant to a plan of complete liquidation of the Trust. Accordingly, on August 12, 1998, the Trustees unanimously approved a Plan of Complete Liquidation and Termination of the Trust (the "Plan") and directed that the Plan be submitted to the Trust's shareholders for approval. The shareholders of the Trust approved the Plan at a special meeting held on October 14, 1998.

     The Trust's primary business objective is to sell its assets pursuant to the Plan. Based upon management's current estimates, the Trustees expect that sales of the Trust's assets pursuant to the Plan will be made at prices that will yield aggregate net cash liquidation proceeds at approximately the lower end of the originally announced range of between $30 and $33 per share; however, no assurance can be given that per share net cash proceeds will be within this range or will reach this range. The current revised estimate of liquidation proceeds takes into consideration the lingering effects of the fall 1998 credit crisis which adversely impacted the national credit and real estate markets, but which now seems to be receding to some degree. Such estimate does not anticipate renewal of such adverse or other unstable economic conditions. The timing of any distributions of such net cash proceeds will be affected by, among other things, the timing of sales of assets, income tax considerations and the establishment of reserves. Accordingly, no assurances can be made as to the timing of such distributions, which could be made over a substantial period of time; provided, however, that in accordance with the Plan, the final distribution shall be made no later than October 14, 2000 (albeit such distribution could be made to a liquidating trust for the benefit of shareholders).

     To date, no definitive agreements have been entered into with any prospective buyers with respect to the terms of any liquidating sales of Trust properties, although the Trust has received indications of interest. It is not expected that properties would be sold to any persons deemed to be affiliates of the Trust, though it is possible that one or more shareholders of the Trust who could be deemed "affiliates" of the Trust could purchase properties by virtue of submitting the highest bids in respect of such properties. Each offer to purchase the Trust's assets must be acted upon by the Board of Trustees.

     As part of the Plan, existing debts and obligations of the Trust will be satisfied from existing cash balances and the proceeds of the sale of the Trust's assets. In addition, reserves may be established, as the Board of Trustees deems necessary, for liabilities or expenses, contingent or otherwise, that may arise. The remaining proceeds will be distributed on a schedule established by the Board of Trustees, on a pro rata basis, to the Trust's shareholders, as full payment for the Common Shares held by each shareholder.

     Although it is expected that the Trust will continue to qualify under the Internal Revenue Code as a REIT for the period prior to the distribution of the Trust's assets to shareholders (including the possible transfer of assets to a liquidating trust if the liquidation is not completed within two years), no assurance can be given that the Trust will not lose or terminate its status as a REIT as a result of unforeseen circumstances.

     In the event that the Trust is unable to dispose of all of its assets within the 24 months after adoption of the Plan or if it is otherwise advantageous or appropriate to do so, the Trustees may establish a liquidating trust to which the Trust could distribute in kind its unsold assets. The Trustees would not expect to transfer assets to a liquidating trust except (i) when such a transfer is required to avoid the imposition of federal income taxes on the Trust or (ii) to establish reserves for liabilities and obligations of the Trust (contingent or otherwise) out of amounts that would otherwise be distributed to shareholders.

     The Plan gives the Trust's Board of Trustees the power to sell any and all of the assets of the Trust without further approval by the shareholders. The Trustees intend to conduct the sale of the Trust's assets in an orderly manner, and are seeking offers for specific pools of assets, although individual sales of assets may be effected and offers for the entire portfolio of investments may be sought. It is currently estimated that substantially all of the properties will be sold within 9-12 months, however, no assurances can be made as to the actual timing of such sales and subsequent distributions, which could be made over a substantial period of time.

     It is impossible to determine at this time with any precision the aggregate net proceeds that may ultimately be available for distribution to the Trust's shareholders upon liquidation. That amount will depend upon a variety of factors, including national and/or local economic conditions, including the availability of financing upon reasonable terms, the timing of and the net proceeds realized from the sale of the Trust's assets, as well as the ultimate amounts of liquidation-related expenses and other obligations and liabilities that must be satisfied out of the Trust's assets.

     The assets could be sold to one or more purchasers, in one or more transactions over a period of time, in which case the Trust would continue to operate until all investments are sold or transferred to a liquidating trust. It is the current objective of the Trustees to sell the Trust's assets at aggregate sales prices that will yield net cash proceeds within or as close to the originally announced range of between $30 and $33 per share as possible, however, no assurance can be given that this will be the case. Moreover, in view of the fact that assets may be sold in multiple transactions, the possibility exists that there could be unforeseen events that adversely impact the price of the remaining (unsold) assets, and no assurance can be given that the net proceeds per share will therefore equal such amount. The Trustees also reserve the right to abandon the Plan at any time, due to adverse or unstable real estate or financial market conditions.

     Reference is made to the Trust's definitive Proxy Statement, dated September 10, 1998, in respect of the Special Meeting of Shareholders held on October 14, 1998, which is incorporated herein by reference and filed as an exhibit hereto, for a discussion of the Trust's Plan of Liquidation, including the risk factors and certain other considerations associated therewith, as well as the income tax consequences of the Plan to shareholders and to the Trust. See also "Risk Factors" below.

INVESTMENT AND OPERATING POLICIES

The Trust's primary business objective, prior to the adoption of the Plan, had been to increase funds from operations ("FFO"), while building additional value of its real estate investments through income growth and capital appreciation. The Trust's policies have been subject to ongoing review by the Board of Trustees and may be modified from time to time to take into consideration changes in business or economic conditions or otherwise as circumstances warrant.

     Prior to the adoption of the Plan, the cornerstones of the Trust's operating policies were (1) the active management of its real estate, (2) a focus on maintaining the quality of its properties and the demand for its properties at a level that will support high occupancy rates, leasing attractiveness to quality tenants and increasing rental rates and (3) the acquisition of high quality properties. During the last several years, the Trust's investment focus with respect to type of property has been directed primarily toward the commercial segment of the New England real estate market, particularly industrial, office/research and development and office properties.

     MGI's philosophy has been to seek what management believes to be value-creating opportunities by frequently acquiring quality properties that have not met their full potential, at a cost believed to be below replacement value. Management believes that its investments can be actively managed to create a total return which includes current income and capital appreciation.

     MGI's commercial portfolio is generally comprised of general purpose, functional buildings rather than properties characterized by demand limited to a specific type and size of tenant. Many of the Trust's properties are easily divisible so as to accommodate users of various amounts of space. A significant number of MGI's properties are located in recognized business parks or at nodes with easy access to highways and commercial areas and sufficient residential support.

     MGI's leasing, maintenance and tenant and capital improvement activities have been designed to attract and retain quality tenants and maintain high occupancy rates. Management believes that the internalization of the property management function with respect to its New England properties has improved service, reduced operating costs and provided a strategic competitive advantage. With regard to certain properties outside of New England, MGI believes that using local property management companies currently provides cost effective management and has resulted in improved access to significant market information and improved tenant satisfaction as a result of the personnel dedicated solely to MGI's properties. MGI's officers typically work with local property managers to actively manage these properties. Generally, MGI is directly involved in establishing the strategic direction for each property, identifying new tenants, negotiating leases, budgeting and monitoring operating performance and implementing and directing significant renovations and rehabilitations.

     MGI has sought to maintain a well-balanced, conservative and flexible capital structure by: (i) maintaining a conservative dividend pay-out ratio that enables MGI to both reinvest in capital and tenant improvements for existing properties and increase cash available for investment; (ii) borrowing primarily at fixed rates; (iii) extending and sequencing the maturity dates of its debt; and (iv) maintaining conservative debt service coverage ratios. Management believes that these strategies have enabled the Trust to access debt and/or equity capital markets for its long-term investment requirements, upon satisfactory terms.

     The Trust's business has been limited to investments in real estate, direct or indirect, including investments in real estate companies. To the extent that the Trust has assets not otherwise invested in real estate, the Trust may invest such assets in other securities, including United States government obligations and commercial paper, so long as, in the opinion of the Trustees, such securities may be held without jeopardizing the Trust's qualification as a REIT under the Internal Revenue Code.

     Funds necessary to conduct operations have been provided from rental and interest income, mortgaging of equity investments, lines of credit, corporate borrowings, the sale of marketable securities, loan repayments and amortization. Such operations include the Trust's continuous incurrence of costs, reimbursed and unreimbursed, for improvements and renovations of its existing properties in order to maintain and enhance their value. The Trust has operated on a leveraged basis by incurring indebtedness in order to increase its capital available for investment when, in the Board of Trustees' judgment, the Trust would benefit thereby (see "Risk Factors--Leverage"). The Trust has employed short-term or long-term borrowings to fund some of its investments. The Trust's Debt to Total Assets ratio was 33% at November 30, 1998. Reference is made to
Note 5 of the Notes to Consolidated Financial Statements included in Item 14 below.

PORTFOLIO

The Trust's portfolio at November 30, 1998 consisted of investments in 66 commercial properties and three multi-family residential properties.

     The Trust's real estate investments can be classified by type of properties and geographic location. As of November 30, 1998, the Trust's real estate investments were diversified by property type as follows:

                                                                         % of Portfolio
                                                           % of             Based on
                       Number of     Square Feet/       Portfolio         1998 Property          %
                      Properties         Units        Based on Cost     Operating Income      Leased
-----------------------------------------------------------------------------------------------------
Office                    24           1,813,900           39.9%               37.7%            97.6%
Office/R&D                17           1,394,000           17.0%               19.2%           100.0%
Industrial                16           1,684,800           16.4%               20.0%            97.6%
Retail                     5             755,400           14.7%               11.0%            95.4%
Land and Other             4                   -             .7%                1.0%           100.0%
-----------------------------------------------------------------------------------------------------
Total Commercial          66           5,648,100           88.7%               88.9%            97.9%
=====================================================================================================
Multi-family               3                 959           11.3%               11.1%            94.5%
-----------------------------------------------------------------------------------------------------
Total Portfolio           69                              100.0%              100.0%            97.3%
=====================================================================================================

     As of November 30, 1998, the Trust's real estate investments were diversified by geographic region as follows:

                                                                              % of Portfolio
                                Square Feet of                   % of            Based on
                    Number of     Commercial     Apartment     Portfolio       1998 Property      %
Location           Properties      Property        Units     Based on Cost   Operating Income    Leased
-------------------------------------------------------------------------------------------------------
New England            55          4,521,300          -           65.8%             71.1%         98.5%
Mid-West                5            442,500        722           17.7%             14.1%         93.4%
Southeast               5            318,800          -            6.8%              5.7%         92.8%
Mid-Atlantic            4            365,500        237            9.7%              9.1%         99.0%
-------------------------------------------------------------------------------------------------------
Total Portfolio        69          5,648,100        959          100.0%            100.0%         97.3%
=======================================================================================================

     Lease terms relating to the Trust's properties range from tenancies-at-will up to 17 years. The Trust leases commercial space to 375 commercial tenants, including 233 office tenants, 63 retail tenants, 49 industrial tenants and 30 office/research and development tenants.

     Additional information concerning the Trust's real estate investments is set forth under Item 2 and in Notes 1, 2, 3, 4 and 5 in the Notes to Consolidated Financial Statements and Schedule III of the Financial Statement
Schedule included in Item 14 below.


COMPETITION, REGULATION AND OTHER FACTORS

The success of the Trust's operations has been dependent, among other factors, upon general economic conditions and trends, including interest rates, availability of credit, real estate trends, construction costs, income tax laws, governmental regulations and legislation, increases or decreases in operating expenses, zoning laws, population trends and the abil-ity of the Trust to attract tenants and keep its properties leased at profitable levels. The Trust does not consider its real estate business to be seasonal in nature.

     In the areas of investment permitted to the Trust, there have been a wide variety of competing investors and lenders. The Trust has competed with life insurance companies, REITs, pension funds, other financial institutions, partnerships, corporations, individuals and other business entities, both domestic and foreign. With respect to properties presently owned by the Trust, or in which the Trust has an investment, the Trust competes with other owners of properties for tenants. The Trust's properties compete for tenants primarily on the basis of location, rent and the condition and design of improvements. Its properties compete with similar properties located in their geographic area, and such properties may be newer and larger than those in which the Trust has an interest. There are no statistics readily available which would enable the Trust to determine its position with respect to its competitors in the real estate investment industry.

     The Trust has been able to compete effectively despite recessionary conditions in certain regions from time to time and management believes that this will continue principally by reason of the diverse make-up of the Trust's income producing properties and the diversity of its tenant base. However, recessionary economic conditions in certain regions (particularly New England, where 80% of the Trust's commercial properties, based on square footage, are located) or any adverse changes in local, national or international economic conditions could result in the inability of some existing tenants of the Trust to meet their lease or other obligations and could otherwise adversely affect the Trust's ability to attract or retain tenants. Management believes, however, that by reason of the factors stated above and the Trust's financial strength and operating practices, particularly its ability to implement renovations and improvements, it will be able to maintain occupancies and, over time, increase rental income from its properties, although there can be no assurance thereof.


RISK FACTORS

Factors Pertaining to Plan of Liquidation

No Assurances of Distributions. There can be no assurance that the Trust will be successful in disposing of properties for values approximating those currently estimated by the Trust or that related liquidating distributions will occur within the original timetable. If values of the Trust's assets decline or the costs and expenses related to such sales and to the liquidation process exceed those which are currently estimated by the Trust, the liquidation may not yield distributions as great as or greater than the recent market prices of the Common Shares. No assurances can be made as to the actual amount and timing of distributions, which could be made over a substantial period of time.

     The implementation of the Plan, including the actual amount and timing of distributions, could be affected by negative or unstable global, national or local economic conditions, including the lingering effects of the fall 1998 credit crisis which has adversely impacted the national credit and real estate markets.

     Decreasing Liquidity. As assets of the Trust are sold and proceeds are distributed, the market capitalization and "float" will diminish further and market interest in the Common Shares by the investment community may diminish, thereby reducing or effectively eliminating the market demand and liquidity for the Common Shares, which would adversely affect the market price for the Common Shares. At a later stage of the liquidation process, the New York Stock Exchange will cause the common shares to be delisted.

     Sales of Assets Not Subject to Shareholder Approval. The Trustees have the authority to sell any and all of the Trust's assets on such terms as the Board of Trustees determines appropriate. Notably, the shareholders will have no subsequent opportunity to vote on such matters and will, therefore, have no right to approve or disapprove the terms of such sales.

     Qualification as a REIT. The calculation of the estimated liquidation price per share set forth herein, assumes that the Trust will continue to qualify as a REIT under the Code during the entire liquidation process and, therefore, no provision has been made for federal income taxes. Although the Trust expects to maintain such REIT qualification, there can be no assurance thereof. See "Adverse Consequences of Failure to Qualify as a REIT and Other Tax Risks" below.

     Risks of Abandonment of Plan. In the event the Plan is abandoned by the Trustees (at any time during the liquidation process) due to unstable or unfavorable real estate or financial market conditions and at a time when the Trust is significantly reduced in size, certain operating risks will increase, as will the risk that the Trust's share price will trade at a greater discount to the perceived underlying value of its real estate holdings.


Leverage

The Trust's obligations for borrowed money totaled $130.5 million at November 30, 1998, representing 33% of its total assets. The formation documents of the Trust do not contain any limitation on the amount or percentage of indebtedness the Trust might incur. The Trustees reserve the right to increase such leverage in the event (not now anticipated) investment activities are resumed. Increases in the Trust's leverage could increase the risk of default under its outstanding indebtedness. The Trust's failure to pay its debt obligations when due could result in the Trust's loss of the properties collateralizing such indebtedness or otherwise adversely affect the Trust.

     The Trust's debt obligations subject to floating interest rates at November 30, 1998 aggregated approximately $35 million at a weighted average interest rate of approximately 6.5% and represented 26.8% of the Trust's outstanding debt. Significant increases in interest rates on floating rate debt would adversely affect the net income, funds from operations and cash available for distribution to shareholders. These risks may inhibit the Trust's ability to raise capital, a situation no longer anticipated.


Geographic Concentration

The Trust's operating income and the value of its properties may be affected by a number of factors, including the local economic climate (which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply of or reduced demand for commercial or other properties). At November 30, 1998, approximately 80% of MGI's commercial real estate assets, based on square footage (66% based upon cost), were located in New England, primarily in the suburban Boston area. The Trust's performance and its ability to make distributions to shareholders have been largely dependent on the economic conditions in the markets where the Trust's properties are located. There can be no assurance as to the continued growth of the economy in these markets or other markets upon which the Trust's tenants depend. Negative economic changes in these markets may, therefore, adversely affect the Trust.


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

     The Trust's operating income and the value of its properties may be adversely affected by a number of factors, including the national economic climate (including the availability of financing upon reasonable terms); the local economic climate; local real estate conditions; the perceptions of prospective tenants of the attractiveness of the property; the ability of the Trust to provide adequate management, maintenance and insurance; and increased operating costs (including real estate taxes and utilities). In addition, real estate values and income from properties are also affected by such factors as applicable laws, including tax laws, interest rate levels and the availability of financing.

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

     The Trust is subject to the risks that upon expiration of leases for space located in its properties, the leases may not be renewed, the space may not be re-let or the terms of renewal or re-letting (including the cost of required renovations) may be less favorable than current lease terms. In addition, certain leases provide for early cancellation in certain events. If the Trust were unable to promptly re-let or renew the leases for all or a substantial portion of this space or if the rental rates upon such renewal or re-letting were significantly lower than expected, the Trust's cash flow and ability to make distributions to shareholders may be adversely affected.

     Although the Trust believes its properties are generally multi-purpose and could be re-let to other tenants, some properties could require reconfiguration or remodeling before the property could be re-let to other tenants. Any such required activity could delay immediate occupancy by the re-letting tenant.

     Equity real estate investments are relatively illiquid. Such illiquidity will tend to limit the ability of the Trust to vary its portfolio promptly in response to changes in economic or other conditions. Furthermore, the tax laws impose a 100% tax on net gain from "prohibited transactions," i.e., sales of property held primarily for sale to customers in the ordinary course of a trade or business. The 100% tax is not imposed on net gain from sales of property held for at least four years, if certain other conditions are met, including a limitation as to the number of such sales per year. Generally, the potential application of the 100% tax limits the Trust's ability to sell properties without adversely affecting returns to the holders of Common Shares. Although the Trust believes that the sale of the Trust's assets pursuant to the Plan of Liquidation should not be subject to the 100% tax, the Trust will nevertheless attempt to structure the sale or other disposition of the Trust's assets in a manner that will prevent such sales or dispositions from being taxed as prohibited transactions.

     Because increases in certain taxes and expenses are not always passed through to tenants under leases, such increases may adversely affect the Trust's cash flow and its ability to make distributions to shareholders. The Trust's properties are also subject to various federal, state and local regulatory requirements, such as the Americans with Disabilities Act and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. The Trust believes that the properties are currently in compliance with all such regulatory requirements. However, there can be no assurance that these requirements will not be changed or that new requirements will not be imposed that would require significant unanticipated expenditures by the Trust and could have an adverse effect on the Trust's cash flow and distributions.


Financial Condition (and Bankruptcy) of Tenants

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

     At any time, a tenant of the Trust's properties may seek the protection of the bankruptcy laws, which could result in the rejection and termination of such tenant's lease and thereby cause a reduction in the Trust's net income, funds from operations and cash available for distribution. No assurance can be given that tenants will not file for bankruptcy protection in the future or, if any tenants file, that they will affirm their leases and continue to make rental payments in a timely manner. Furthermore, protection of the Trust's investments may require foreclosure or other action leading to acquisition of title to properties underlying its mortgage loans or similar investments. As of November 30, 1998, one significant tenant, Bradlees, Inc., is operating under Chapter 11 of the Federal Bankruptcy Code and its plan of reorganization has been confirmed. Although its lease with the Trust has been affirmed, there can be no assurance that future operating performance will not be adversely affected by developments with respect to Bradlees, Inc., which is expected to emerge from bankruptcy as early as February 1999.

Potential Environmental Liabilities

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


Insurance

Although there can be no assurance thereof, MGI carries comprehensive general liability coverage and umbrella liability coverage on all of its properties with limits of liability deemed adequate to insure against liability claims and provide for cost of defense. The Trust is also insured against the risk of physical loss in amounts estimated to be adequate to reimburse it on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period. However, there can be no assurance that this coverage will be adequate or that it will insure all of the risks to which the Trust's properties are subject. By reason of the high cost of earthquake and flood insurance and the fluctuations in the price and availability, management has determined that the risk of loss due to earthquake and flood does not currently justify the cost of such coverage, however, management may periodically reconsider its position. In the event of an uninsured loss or a loss in excess of uninsured limits, the Trust could lose its equity in the subject property, as well as the anticipated future revenue from such property.


Adverse Consequences of Failure to Qualify as a REIT and Other Tax Risks

The Trust believes that it has operated in a manner that permits it to qualify as a REIT under the Internal Revenue Code for each taxable year since its formation. No assurance can be given that the Trust will be able to continue to operate in a manner so as to qualify or remain so qualified. Qualification as a REIT involves the application of highly technical Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations and the determination of various factual matters and circumstances not entirely within the Trust's control. For example, in order to qualify as a REIT, at least 95% of the Trust's gross income in any year must be derived from qualifying sources and the Trust must make dividend distributions to shareholders equal to 95% of its REIT taxable income (excluding net capital gains). Distributions pursuant to the Plan made within 24 months after adoption of the Plan will satisfy this requirement. No assurance can be given that new legislation, regulations or administrative decisions will not change the tax laws with respect to REIT qualification or the Federal income tax consequences of such qualification.

     If the Trust fails to qualify as a REIT, it will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income (including gains recognized in connection with liquidating sales of the Trust's assets) at corporate rates. Unless entitled to relief under certain statutory provisions, the Trust could also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would reduce the net earnings available for investment or distribution to shareholders because of the additional tax liability for the year or years involved. In addition, distributions would no longer be required to be made. To the extent that distributions to shareholders have already been made in anticipation of its assumed qualification as a REIT, the Trust could be required to borrow funds or to liquidate certain of its investments to pay the applicable tax. The failure to qualify as a REIT may also constitute a default under certain Trust indebtedness.

     The Plan contemplates a sale of the Trust's assets for cash. So long as the Trust continues to qualify as a REIT, any net gain from "prohibited transactions" (i.e., sales of property held primarily for sale to customers in the ordinary course of a trade or business) would be subject to a 100% tax. Whether a real estate asset is property held primarily for sale to customers in the ordinary course of a trade or business, the sale of which would be a prohibited transaction for a REIT, is a highly factual determination. The Trust does not believe that any of its property should be so characterized but rather that all its properties are all held for investment and the production of rental income. Nevertheless, the Trust will attempt to structure the dispositions of the Trust's assets in furtherance of the Plan in a manner that will prevent such dispositions from being treated as prohibited transactions.

ITEM 2. PROPERTIES

The following table sets forth certain information concerning the Trust's properties at November 30, 1998.

                                      Carrying Value         Percentage     Weighted
INDUSTRIAL           Sq. Ft.       Dollars     Per Sq. Ft.     Leased     Average Rent
--------------------------------------------------------------------------------------
Flex
Tewksbury, MA       189,200    $10,373,000       $ 54.83         100%        $ 9.00
Nashua, NH          150,400      5,028,000         33.43          81%          5.19
Wilmington, MA      109,500      4,296,000         39.23         100%          5.79
Methuen, MA         106,800      4,697,000         43.98         100%          5.28
Wilmington, MA      100,200      2,355,000         23.50         100%          4.07
Franklin, MA        100,000      4,871,000         48.71         100%          5.94
Nashua, NH           98,100      3,084,000         31.44          88%          4.09
Bedford, MA          93,200      2,352,000         25.24         100%          7.26
Franklin, MA         83,500      3,628,000         43.45         100%          5.64
Andover, MA          82,500      4,501,000         54.56         100%          6.39
Marlborough, MA      75,000      3,001,000         40.01         100%          7.22
Marlborough, MA      59,400      2,468,000         41.55         100%          6.63
Hopkinton, MA        39,000      1,924,000         49.33         100%          6.50
Methuen, MA          38,700      1,707,000         44.11         100%          6.00
Distribution and Manufacturing
Wilmington, MA      294,000      6,595,000         22.43         100%          4.26
Franklin, MA         65,300      3,071,000         47.03         100%          6.00
-----------------------------------------------------------------------------------
Total             1,684,800    $63,951,000       $ 37.96          98%        $ 5.79
===================================================================================


                   Scheduled Lease
                     Expirations       Number                                        Lease
INDUSTRIAL          1999     2000    of Tenants          Principal Tenant          Expiration
---------------------------------------------------------------------------------------------
Flex
Tewksbury, MA          -        -         1      Avid Technology, Inc.             06/30/10
Nashua, NH            32%       -         7      Logicraft, Inc.                   12/31/00
Wilmington, MA         -        -         3      United Shoe Machinery Corp.       12/31/01
Methuen, MA            -        -         2      Microtouch Systems, Inc.          04/30/03
Wilmington, MA        52%      48%        2      Datawatch Corporation             04/30/99
Franklin, MA           -        -         1      Thermo Instruments Systems        01/31/06
Nashua, NH            44%      40%        9      Pure Distributors, Inc.           02/14/00
Bedford, MA            -       51%        3      Imaging Technology, Inc.          07/31/01
Franklin, MA           -        -         2      Chromatic Technologies, Inc.      06/30/02
Andover, MA           24%       -         4      LANcity Corporation               04/30/01
Marlborough, MA        -        -         4      The Concorde Group                09/30/02
Marlborough, MA        -        -         4      Diebold Incorporated              08/31/03
Hopkinton, MA          -        -         1      SCP Pool Corp.                    12/31/03
Methuen, MA            -        -         2      Larson Juhl, Inc.                 10/31/03
Distribution
Wilmington, MA        14%      36%        3      MVP Sports                        02/05/03
Franklin, MA           -        -         1      Massachusetts Electric Company    12/31/02
-------------------------------------------------------------------------------------------
Total                 12%      14%       49
===========================================================================================


OFFICE/RESEARCH & DEVELOPMENT
-----------------------------------------------------------------------------------
Tewksbury, MA       140,000    $ 8,471,000       $ 60.51         100%        $ 9.30
Andover, MA         128,400      5,900,000         45.95         100%          5.00
Billerica, MA       122,300      4,397,000         35.95         100%          4.67
Chelmsford, MA      110,100      4,485,000         40.74         100%          8.92
Andover, MA         105,500      6,534,000         61.93         100%         11.60
Billerica, MA       100,000      4,937,000         49.37         100%         12.00
Hudson, NH           76,800      3,484,000         45.36         100%          5.61
Hopkinton, MA        76,100      5,255,000         69.05         100%         10.09
Chelmsford, MA       70,900      1,905,000         26.87         100%          9.05
Bedford, MA          70,600      2,127,000         30.13         100%          3.65
Littleton, MA        66,800      2,532,000         37.90         100%         10.33
Andover, MA          60,600      3,829,000         63.18         100%          7.01
Billerica, MA        60,000      1,896,000         31.60         100%          4.75
Westford, MA         59,700      3,411,000         57.14         100%          5.50
Billerica, MA        56,300      1,871,000         33.23         100%          3.85
Raynham, MA          49,100      2,525,000         51.54         100%          7.34
Hopkinton, MA        40,800      2,817,000         69.04         100%         10.08
-----------------------------------------------------------------------------------
Total             1,394,000    $66,376,000       $ 47.62         100%        $ 7.57
===================================================================================


OFFICE/RESEARCH & DEVELOPMENT
-------------------------------------------------------------------------------------------
Tewksbury, MA          -        -         1      Avid Technology, Inc.             06/30/10
Andover, MA            -      100%        1      Hewlett-Packard Company           07/31/00
Billerica, MA          -        -         1      PRI Automation, Inc.              07/31/01
Chelmsford, MA         -       75%        3      ITK Telecom                       12/31/99
Andover, MA          100%       -         1      ISI Systems, Inc.                 04/30/99
Billerica, MA          -        -         1      Peritus Software Services         02/28/06
Hudson, NH             -        -         1      Atrium Medical Corp.              06/30/04
Hopkinton, MA          -        -         1      Zymark Corporation                12/31/05
Chelmsford, MA         -        -         5      Biscom, Inc.                      02/28/03
Bedford, MA            -      100%        1      Atex Media Solutions, Inc.        07/31/00
Littleton, MA          -        -         4      Inforonics                        05/31/03
Andover, MA            -        -         1      Cabletron Systems, Inc.           05/31/01
Billerica, MA          -      100%        1      Bay Networks, Inc.                03/30/00
Westford, MA           -        -         2      Hewlett-Packard Company           05/14/01
Billerica, MA          -      100%        1      Bay Networks, Inc.                12/31/99
Raynham, MA           61%      19%        4      Johnson & Johnson, Inc.           07/31/99
Hopkinton, MA          -        -         1      Zymark Corporation                12/31/05
-------------------------------------------------------------------------------------------
Total                 10%      38%       30
===========================================================================================

                                           Carrying Value         Percentage     Weighted
OFFICE                     Sq. Ft.      Dollars     Per Sq. Ft.     Leased     Average Rent
-------------------------------------------------------------------------------------------
Somerset, NJ                178,600   $ 13,891,000    $ 77.78        100%          $16.86
Hopkinton, MA               159,800     12,458,000      77.96        100%            7.60
Portland, ME                149,200     16,156,000     108.28         99%           19.42
Manchester, NH              127,900     10,930,000      85.46        100%           15.73
Tampa, FL                   122,400      8,617,000      70.40         92%           12.65
Boston, MA                  114,300     10,145,000      88.76         91%           26.44
Framingham, MA              109,800      7,144,000      65.06        100%           23.15
Portland, ME                101,900     11,738,000     115.19        100%           19.08
Andover, MA                  97,700      7,555,000      77.33        100%           15.89
Ann Arbor, MI                81,500      6,005,000      73.68        100%           12.59
Farmington, CT               68,100      5,503,000      80.81        100%           15.80
Nashua, NH                   66,200      4,532,000      68.46         95%           12.17
South Portland, ME           56,100      5,072,000      90.41        100%           14.28
Greenville, SC               49,600      1,839,000      37.08         95%           10.47
Greenville, SC               46,300      1,293,000      27.93         89%           11.09
Glastonbury, CT              40,900      3,771,000      92.20         98%           19.86
Glastonbury, CT              39,900      3,607,000      90.40        100%           18.51
Peabody, MA                  37,000      4,255,000     115.00        100%           19.79
Nashua, NH                   36,000      2,404,000      66.78         99%           14.69
South Portland, ME           31,800      3,292,000     103.52        100%           15.97
Raynham, MA                  27,300      2,574,000      94.29         79%           17.40
Boston, MA                   27,100      1,595,000      58.86        100%           22.41
Nashua, NH                   26,100      1,573,000      60.27         84%           15.42
South Portland, ME           18,400      1,707,000      92.77        100%           13.26
-----------------------------------------------------------------------------------------
Total                     1,813,900   $147,656,000    $ 81.40         98%          $16.18
=========================================================================================
                          Scheduled
                            Lease
                         Expirations      Number                                          Lease
OFFICE                   1999    2000   of Tenants         Principal Tenant             Expiration
--------------------------------------------------------------------------------------------------
Somerset, NJ               2%     9%      13      Merrill Lynch                          06/30/01
Hopkinton, MA              -      -        1      EMC Corporation                        04/30/04
Portland, ME               5%     -       12      UNUM Life Insurance Co.                01/31/01
Manchester, NH             -     24%      12      Fleet Bank                             04/07/02
Tampa, FL                 11%    41%      21      Olsten Kimberly Quality Care           02/28/02
Boston, MA                 3%     4%       5      Cambridge Associates, Inc.             12/31/02
Framingham, MA             9%    42%      26      Dolphin Interconnect Solutions         11/30/00
Portland, ME               5%     1%      11      People's Heritage Bank                 07/31/04
Andover, MA               15%    44%      12      Computer Associates                    12/31/02
Ann Arbor, MI             13%     -        2      Comshare, Inc.                         02/28/05
Farmington, CT             -     84%       4      McGraw-Hill Companies, Inc.            07/31/00
Nashua, NH                25%     2%      13      Hesser, Inc.                           08/31/05
South Portland, ME        45%    36%      22      American Express Financial Advisors    11/30/05
Greenville, SC            26%    23%      24      S.C. Tax Commission                    06/30/01
Greenville, SC            38%    14%       5      S.C. Voc. Rehab. Dept.                 01/07/03
Glastonbury, CT            6%     -        3      Hewlett-Packard Company                03/31/03
Glastonbury, CT            -     89%       4      Equator U.S.A., Inc.                   12/31/99
Peabody, MA                -      -        1      Oxford & Associates, Inc.              10/31/01
Nashua, NH                16%    18%      10      Puma                                   09/14/03
South Portland, ME         -     28%       7      S.D. Warren Company                    01/31/00
Raynham, MA               38%     -        7      Parent, McLaughlin & Nangle            03/31/03
Boston, MA                 -     12%      10      Pierce, Davis, Fahey & Perritano       09/30/03
Nashua, NH                 8%     -        4      Promis Systems Corp.                   05/31/01
South Portland, ME        31%    14%       4      Tufts Health Plan                      03/31/01
-------------------------------------------------------------------------------------------------
Total                      9%    19%     233
=================================================================================================
RETAIL
-----------------------------------------------------------------------------------------
Aurora, IL                  361,100   $ 26,842,000    $ 74.33         92%          $ 8.39
Baltimore, MD               146,700      6,133,000      41.81        100%            6.35
Peabody, MA                 106,900      9,876,000      92.39        100%           11.75
Temple Terrace, FL          100,500      7,550,000      75.12         95%           10.02
Hagerstown, MD               40,200      1,332,000      33.13        100%            5.22
-----------------------------------------------------------------------------------------
Total                       755,400   $ 51,733,000    $ 68.48         95%          $ 8.45
=========================================================================================

RETAIL
-------------------------------------------------------------------------------------------------
Aurora, IL                 2%     2%      29      Best Buy                               01/31/11
Baltimore, MD             11%     4%      14      Kmart Corp.                            11/30/05
Peabody, MA                -      -        1      Bradlees, Inc.                         10/31/15
Temple Terrace, FL         6%     7%      18      Publix Super Market, Inc.              11/30/06
Hagerstown, MD             -      0%       1      Giant Food Stores, Inc.                12/31/04
-------------------------------------------------------------------------------------------------
Total                      4%     3%      63
=================================================================================================

                                             Carrying Value       Percentage
MULTI-FAMILY                Sq. Ft.       Dollars    Per Unit       Leased
----------------------------------------------------------------------------
Harrison Township, MI           376   $  9,064,000    $24,106         92%
Bloomfield Hills, MI            346     13,201,000     38,153         96%
Laurel, MD                      237     10,587,000     44,671         97%
-------------------------------------------------------------------------
Total                           959   $ 32,852,000    $34,257         95%
=========================================================================

                     Carrying Value
LAND AND OTHER           Dollars
--------------------------------
Portland, ME         $ 2,321,000
Tampa, FL                427,000
Mount Clemens, MI         25,000
Hopkinton, MA            202,000
--------------------------------
Total                $ 2,975,000
================================

     Reference is made to Notes 1, 2, 3, 4 and 5 in the Notes to the Consolidated Financial Statements and Schedule III of the Financial Statement Schedule under Item 14 of this report for descriptions of the Trust's investments and properties.


EXECUTIVE OFFICE

The Trust's headquarters, at One Winthrop Square, Boston, Massachusetts, includes approximately 9,320 square feet. The building is owned by the Trust and, accordingly, no rent expense or rental income has been recorded since the Trust commenced occupying the space in April 1996.


ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings to which the Trust or any of its subsidiaries are a party or with respect to which any of its properties is subject.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 14, 1998, the Trust held a Special Meeting of Shareholders, whereby the shareholders (i) approved the Plan and (ii) approved an amendment to the Trust's Declaration of Trust to permit all sales of assets in liquidation without further shareholder approval even if the assets disposed of might be considered substantially all of the assets of the Trust. The affirmative vote on such matters, in each case by majority of the outstanding shares, was as follows:


1. APPROVAL OF THE PLAN: To approve the Plan of Complete Liquidation and Termination of the Trust.

     For        Against     Abstain
  8,988,836     211,643      70,541

2. APPROVAL OF THE AMENDMENT TO THE DECLARATION OF TRUST: To approve the amendment to the Trust's Declaration of Trust to permit any and all sales of assets without further shareholder approval.

     For        Against     Abstain
  8,723,189     471,460      76,370

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



-------------------------------------------------------
                         Sales Price
                   -----------------------
Fiscal 1998            High         Low       Dividends
-------------------------------------------------------
First Quarter       $25 13/16      $23 5/8      $.29
Second Quarter      $25 7/8        $23 1/2      $.29
Third Quarter       $27 13/16      $23 1/16     $.31
Fourth Quarter      $29 1/2        $26 1/16     $.33


                        Sales Price
                   ---------------------
Fiscal 1997           High        Low       Dividends
-------------------------------------------------------
First Quarter       $22 3/4      $20 1/8      $.27
Second Quarter      $22 3/8      $20 3/8      $.27
Third Quarter       $23 5/8      $20 3/4      $.28
Fourth Quarter      $25 3/8      $22 1/8      $.28

On December 17, 1998, the Board of Trustees declared a dividend of $.33 per share payable on January 19, 1999 to shareholders of record on January 8, 1999.

     Future dividends will be determined by the Trust's Board of Trustees and will be dependent upon the results of the execution of the Plan, and in the interim will also be dependent upon the earnings, financial position and cash requirements of the Trust and other relevant factors existing at the time. The Trust must distribute at least 95% of the Trust's taxable income in order to enable it to qualify as a real estate investment trust for tax purposes. So long as the Trust continues to qualify as a REIT, shareholders will, therefore, receive in the form of dividends at least 95% of the taxable income of the Trust.


APPROXIMATE NUMBER OF HOLDERS OF COMMON SHARES.

------------------------------------------------------------
                                       Approximate Number
                                      of Holders of Record
Title of Class                      (as of January 27, 1999)
------------------------------------------------------------
Common Shares, $1.00 par value               2,054

ITEM 6. SELECTED FINANCIAL DATA

-------------------------------------------------------------------------------------------------------------------------
                                                                     Year Ended November 30,
                                        ---------------------------------------------------------------------------------
                                             1998             1997             1996             1995             1994
-------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Rental income                           $  70,338,000    $  62,567,000    $  54,507,000    $  44,875,000    $  43,486,000
Property operating expenses and real
 estate taxes                             (24,482,000)     (22,827,000)     (20,589,000)     (17,423,000)     (17,392,000)
-------------------------------------------------------------------------------------------------------------------------
Property operating income                  45,856,000       39,740,000       33,918,000       27,452,000       26,094,000
Interest income                               651,000          639,000          421,000          514,000          394,000
Less expenses:
Depreciation and amortization              10,379,000       10,662,000        9,463,000        8,339,000        8,116,000
Interest                                   10,122,000        9,539,000        9,198,000        5,807,000        5,781,000
General and administrative                  3,592,000        3,206,000        2,873,000        2,651,000        2,580,000
Liquidation plan expense                      972,000                -                -                -                -
-------------------------------------------------------------------------------------------------------------------------
Income before net gains                    21,442,000       16,972,000       12,805,000       11,169,000       10,011,000
Net gains and extraordinary item            8,375,000        3,494,000       11,500,000        3,150,000        4,480,000
-------------------------------------------------------------------------------------------------------------------------
Net income                              $  29,817,000    $  20,466,000    $  24,305,000    $  14,319,000    $  14,491,000
=========================================================================================================================
Basic earnings per share                $        2.17    $        1.54    $        2.11    $        1.25    $        1.26
=========================================================================================================================
Dividends per share                     $        1.22    $        1.10    $         .98    $         .90    $         .86
=========================================================================================================================
Funds from operations                   $  32,626,000    $  27,526,000    $  22,169,000    $  19,492,000    $  18,111,000
=========================================================================================================================
Weighted average shares outstanding        13,736,729       13,289,781       11,540,972       11,487,677       11,450,451
=========================================================================================================================
SUMMARY OF FINANCIAL POSITION
Investments in real estate, at cost*    $ 415,769,000    $ 381,943,000    $ 356,024,000    $ 293,469,000    $ 267,530,000
-------------------------------------------------------------------------------------------------------------------------
Total assets                            $ 394,503,000    $ 362,044,000    $ 339,664,000    $ 274,651,000    $ 255,971,000
-------------------------------------------------------------------------------------------------------------------------
Loans payable                           $ 130,517,000    $ 113,171,000    $ 138,547,000    $  84,506,000    $  70,954,000
-------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity              $ 256,822,000    $ 242,385,000    $ 194,435,000    $ 180,540,000    $ 176,095,000
=========================================================================================================================

Note: Reference is made to the Index to Consolidated Financial Statements filed as part of this report under Item 14. Item 6, Selected Financial Data, should be read in conjunction with the Consolidated Financial Statements and the related notes appearing elsewhere herein.

* Effective October 14, 1998 with the adoption of the Liquidation plan, the Trust reclassified $50.2 million of accumulated depreciation and amortization against the original cost of real estate assets, and captioned the resulting total of $365,543,000 as "Properties held for Sale" in the accompanying balance sheet as of November 30, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

MGI is a self-administered equity REIT that owns and operates a diversified portfolio of income producing real estate consisting of 66 commercial properties and three multi-family residential properties. The commercial portfolio consists of 5.6 million square feet, 87% of which is comprised of office, office/research and development and industrial properties. The multi-family properties consist of three residential communities aggregating 959 units. At November 30, 1998, the commercial and residential properties were 97.9% and 94.5% leased, respectively.

     On August 12, 1998, the Board of Trustees, after completing a review of the strategic alternatives available to MGI to maximize shareholder value, unanimously approved a Plan of Complete Liquidation and Termination of the Trust (the "Plan"). The shareholders of the Trust approved the Plan at a special meeting held on October 14, 1998. In the Trust's definitive Proxy Statement dated September 10, 1998, which was circulated to shareholders in connection with the October 14, 1998 special meeting, the Plan is discussed, including risk factors, income tax consequences and certain other considerations. As part of that discussion, management estimated that substantially all of the properties would be sold within 12 to 15 months of shareholder adoption of the Plan and that it expected sales of the Trust's assets would be made at prices that would yield net aggregate cash liquidation proceeds of between $30 and $33 per share. Currently, management believes that sales of the Trust's assets pursuant to the Plan will be made at prices that will yield aggregate net liquidation proceeds at approximately the lower end of the originally announced range of between $30 and $33 per share, taking into consideration the effects of the recent credit crisis which adversely impacted the national credit and real estate markets, and which now seems to be receding to some degree; however, no assurance can be given that per share net cash proceeds will be within this range or will reach this range.

     Since 1992, the Trust has focused on the commercial segment of the real estate market, specifically industrial and office properties located in New England. At November 30, 1998, 80%, based upon square feet (66% based upon cost), of MGI's real estate assets were located in New England. The region contributed approximately 71% of the Trust's property operating income for fiscal 1998 up from 60% in fiscal 1997. A number of the properties in New England have average rents in place that management believes to be lower than the prevailing market rates. Much of the Trust's growth from its internal operations is attributable to increased rental rates upon lease rollovers in New England. As of year-end, the Trust had 4.1 million square feet under management in New England, more than doubling the property management operation which the Trust had initiated during the third quarter of 1997.

     The following table sets forth certain information concerning the Trust's properties at November 30, 1998:

                                  New England                           Other Regions
                   ---------------------------------------  -------------------------------------
Property Type       Number       Total Cost        Sq. Ft.  Number      Total Cost      Sq. Ft.
----------------------------------------------------------  -------------------------------------
Office                19       $121,707,000      1,335,000     5       $ 43,950,000     479,000
Office/R&D            17         70,770,000      1,394,000     -                  -           -
Industrial            16         68,231,000      1,685,000     -                  -           -
Retail                 1         10,329,000        107,000     4         50,754,000     648,000
Multi-family           -                  -              -     3         47,052,000           -
Land and Other         2          2,523,000              -     2            453,000           -
-----------------------------------------------------------------------------------------------
Total                 55       $273,560,000      4,521,000    14       $142,209,000   1,126,000
===============================================================================================

During 1998 the Trust acquired 12 properties totaling 740,200 square feet, and a parcel of land, all of which were located in New England, for an aggregate cost of $57.1 million. In addition, the Trust sold seven properties, five of which were located outside of New England and recognized gains of $8.4 million with net proceeds aggregating $22.3 million.

RESULTS OF OPERATIONS


1998 Compared to 1997

Net income for 1998 of $29.8 million, or $2.17 per share, included net gains of $8.4 million, which resulted from the sale of seven properties. Net income for 1997 was $20.5 million, or $1.54 per share, which included gains of $3.8 million which was partially offset by an extraordinary item of $0.3 million incurred in connection with a loan refinancing prepayment fee. Income before net gains increased 25.9% from $17.0 million in 1997 to $21.4 million in 1998.

     Funds from operations ("FFO") totaled $32.6 million for fiscal 1998 compared to $27.5 million in 1997, an 18.5% increase. MGI calculates FFO in conformity with the NAREIT definition which is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for both unconsolidated partnerships and joint ventures, and for significant non-recurring events (such as Liquidation plan expenses). MGI believes FFO is an appropriate supplemental measure of operating performance.

     The following is a reconciliation of net income to FFO:

--------------------------------------------------------------------------------------
                                                            Year Ended November 30,
                                                        ------------------------------
                                                             1998             1997
--------------------------------------------------------------------------------------
Net income                                               $ 29,817,000     $ 20,466,000
Less net gains and extraordinary item                      (8,375,000)      (3,494,000)
Plus building depreciation                                  7,801,000        8,385,000
Plus tenant improvement and commission amortization         2,411,000        2,169,000
Liquidation plan expenses                                     972,000                -
--------------------------------------------------------------------------------------
Funds from operations                                    $ 32,626,000     $ 27,526,000
======================================================================================

The $4.5 million increase in income before net gains, when 1998 is compared to 1997, resulted principally from a $6.1 million increase ($45.8 million versus $39.7 million, respectively) in property operating income (which is defined as rental income less property operating expenses and real estate taxes), offset by increases in interest, general and administrative expenses and liquidation plan expenses. The increase in interest expense of $0.6 million was due primarily to debt incurred in connection with the acquisition of properties. Additionally, general and administrative costs increased by $0.4 million, reflecting higher personnel costs as well as increased legal expenses and the costs associated with shareholder relations. Liquidation plan expenses of $1.0 million reflect those costs, principally professional fees associated with developing the Plan, including the consideration of strategic alternatives, and presenting the proposal to the Trust's shareholders. In addition, included in the amount is the recognition of related employee severance costs which are being recognized over a 15-month period beginning with the approval of the Plan. Depreciation and amortization decreased by $.3 million, as the Trust stopped depreciating its real estate assets on October 14, 1998, the date shareholders approved the Plan. The change in 1998 FFO when compared to 1997 is attributable to the same factors that affected income before net gains in such periods, excluding the effect of changes in depreciation and amortization and liquidation plan expenses.

     The change in property operating income from 1997 to 1998 reflects improved results from comparable properties (which is defined as properties owned throughout both 1997 and 1998), as well as the effect of the sale and acquisition of properties, is detailed below:

                                                                            Net Change in
                                                                              Property
                    Properties Held     1998 and 1997     1998 and 1997       Operating
  Property Type        Both Years        Acquisitions         Sales            Income
---------------------------------------------------------------------------------------
Office                 $1,069,000         $4,550,000      $   (837,000)      $4,782,000
Office/R&D                704,000          1,362,000                 -        2,066,000
Industrial                244,000          1,262,000        (1,855,000)        (349,000)
Retail                    251,000                  -          (373,000)        (122,000)
Multi-family              280,000                  -          (961,000)        (681,000)
Land and Other            439,000                  -           (16,000)         423,000
---------------------------------------------------------------------------------------
Total                  $2,987,000         $7,174,000      $ (4,042,000)      $6,119,000
=======================================================================================

The increase in property operating income from the 43 comparable properties reflects leasing completed during the last two fiscal years, particularly in New England where leases were executed at substantially higher rents. Rental rates for leases signed during 1998 and 1997 increased by 32.6% and 30.6%, respectively, compared to the previous rents in place. Base rents on leases signed or renewed in 1998 are expected to generate approximately $1.5 million of additional revenues in fiscal 1999 as such leases become effective. Rental revenue has also been positively impacted by the portfolio's overall leased rate which increased from 95.4% at the end of fiscal 1997 to 97.3% at November 30, 1998. For the comparable office properties, rents from leases executed in 1998 are, in the aggregate, 15% higher than rents previously in place, with increases of approximately 20% in New England. The office properties also experienced lower operating expenses and lower management costs due to the internalization of property management. The retail operating results benefited from leases executed at the Aurora, Illinois property, which increased the overall retail leased level to 95.4%. The multi-family properties experienced revenue growth of 5.6%, which reflected higher rents and stable occupancy rates. The comparable office/research and development properties experienced the largest growth in rental rates with 324,900 square feet of leases signed at an average rate increase of 77%. Industrial properties benefited from the combined impact of higher overall occupancy and rental rates that increased by 18%.

     Commercial leases signed in 1998, the percentage of the commercial properties leased and scheduled commercial lease expirations in 1999 and 2000 (in square feet) are as follows:

                     1998          Leased at         Scheduled Expirations
Property Type      Leasing     November 30, 1998       1999         2000
--------------------------------------------------------------------------
Office            244,300             97.6%          166,100       345,700
Office/R&D        358,200            100.0%          135,500       407,000
Industrial        242,600             97.6%          204,700       242,100
Retail            121,400             95.4%           27,500        19,200
--------------------------------------------------------------------------
Total             966,500             97.9%          533,800     1,014,000
==========================================================================

With regard to the 1998 leasing, lease renewals totaled 471,100 square feet, leases signed with new tenants totaled 426,000 square feet of space that was previously leased, and leases executed that were related to space that was vacant as of December 1, 1997 totaled 69,400 square feet. Scheduled expirations in 1999 represent 9.5% of the Trust's total commercial square feet at November 30, 1998, compared to scheduled expirations in 1998 of 769,700 square feet, which represented 14.3% of the Trust's total commercial square feet at November 30, 1997.

     The fiscal 1999 expirations are scheduled as follows: 125,300 square feet in the first quarter, 220,200 square feet in the second quarter, 136,100 square feet in the third quarter and 52,200 square feet in the fourth quarter. In the Trust's New England portfolio, leases relating to 455,500 and 965,300 square feet are scheduled to expire in 1999 and 2000, respectively, which management believes are subject to rents that are generally below the current market. Included in the 1999 expirations is a 105,500 square foot lease scheduled to expire on April 1, 1999 at an Andover, Massachusetts office building. Management has been in discussions with the existing tenant, as well as other potential tenants, with the resolution uncertain at this time.


1997 Compared to 1996

Net income for 1997 was $20.5 million, or $1.54 per share, which included gains of $3.8 million which were partially offset by an extraordinary item of $0.3 million incurred in connection with a loan refinancing prepayment fee. Net income for 1996 of $24.3 million, or $2.11 per share, included net gains of $11.5 million, which resulted from the sale of three industrial buildings as well as the sale of a partnership interest. Income before net gains increased from $12.8 million in 1996 to $17.0 million in 1997.

     Funds from operations ("FFO") totaled $27.5 million for fiscal 1997, compared to $22.2 million in 1996. MGI calculates FFO in conformity with the NAREIT definition as previously described.

     The following is a reconciliation of net income to FFO:

                                                             Year Ended November 30,
                                                         ----------------------------
                                                             1997              1996
-------------------------------------------------------------------------------------
Net income                                               $20,466,000     $ 24,305,000
Less net gains and extraordinary item                     (3,494,000)     (11,500,000)
Plus building depreciation                                 8,385,000        7,337,000
Plus tenant improvement and commission amortization        2,169,000        2,027,000
-------------------------------------------------------------------------------------
Funds from operations                                    $27,526,000     $ 22,169,000
=====================================================================================

The $4.2 million increase in income before net gains from 1996 to 1997 resulted principally from a $5.8 million increase ($33.9 million versus $39.7 million, respectively) in property operating income (which is defined as rental income less property operating expenses and real estate taxes), offset by increases in interest and depreciation and amortization expense. The increase in interest expense of $0.3 million was due primarily to debt incurred in connection with the acquisition of properties. Depreciation and amortization increased by $1.2 million, reflecting the greater number of properties owned. Additionally, general and administrative costs increased by $0.3 million, primarily reflecting higher personnel costs. Interest income increased by $0.2 million, reflecting higher average cash balances. The change in 1997 FFO, when compared to 1996, is attributable to the same factors that affected income before net gains in such periods, excluding the effect of changes in depreciation and amortization expense.

     The change in property operating income from 1996 to 1997 reflects improved results from comparable properties (which is defined as properties owned throughout both 1996 and 1997), as well as the effect of the sale and acquisition of properties, as detailed below:


                                                                            Net Change in
                                                                              Property
                    Properties Held     1997 and 1996     1997 and 1996       Operating
Property Type          Both Years        Acquisitions         Sales            Income
---------------------------------------------------------------------------------------
Office                 $ 491,000          $2,912,000        $  28,000        $3,431,000
Industrial                64,000           2,115,000         (647,000)        1,532,000
Office/R&D               (78,000)            881,000                -           803,000
Multi-family             286,000                   -                -           286,000
Retail                    34,000                   -                -            34,000
Land and Other          (122,000)            218,000         (360,000)         (264,000)
---------------------------------------------------------------------------------------
Total                  $ 675,000          $6,126,000        $(979,000)       $5,822,000
=======================================================================================

The increase in property operating income from the 40 comparable properties largely reflects leasing completed during 1997, particularly at properties located in Massachusetts where leases totaling 469,000 square feet were executed at substantially higher rents. For the comparable office properties, rents from leases executed in 1997 are, in the aggregate, 27% higher than rents previously in place. Retail operating results were relatively unchanged from 1996. Nevertheless, retail leases executed at the Aurora, Illinois property should positively impact in 1998 the retail properties based upon scheduled expirations. Bradlees, Inc., which, pursuant to Chapter 11 of the Federal Bankruptcy Code, affirmed its lease at the Peabody, Massachusetts store owned by MGI, has obtained an extension to submit a reorganization plan until February 1999. The multi-family properties experienced revenue growth of 4%, which reflected higher rental rates offset by a slight decline in occupancy at two Michigan apartment properties. Property operating income from the office/research and development and industrial properties combined did not change significantly from fiscal 1996 but should benefit in fiscal 1998 from recently executed leases.

LIQUIDITY

Shareholders' equity at November 30, 1998 was $256.8 million, compared to $242.4 million at November 30, 1997. The increase primarily reflects net income in excess of distributions paid. At November 30, 1998, financial liquidity was provided by $12.3 million in cash and cash equivalents and by $40.0 million available under a line of credit of $75.0 million. The principal sources and uses of cash in fiscal 1998 and 1997 are summarized as follows:



Sources of Cash                                        1998             1997
------------------------------------------------------------------------------
Trust operations                                 $ 30,791,000     $ 29,100,000
Sales of real estate, net                          22,274,000       15,600,000
Proceeds from the issuance of common shares         1,137,000       41,600,000
New borrowings, net of fees                        46,550,000       26,500,000
------------------------------------------------------------------------------
Total                                            $100,752,000     $112,800,000
==============================================================================


Uses of Cash                                           1998             1997
------------------------------------------------------------------------------
Real estate acquisitions                         $ 57,140,000     $ 48,000,000
Dividends                                          16,766,000       14,400,000
Additions to real estate                            7,482,000        5,800,000
Deferred tenant charges and other                   2,665,000        2,600,000
Repayment of mortgage loans payable                18,398,000       43,200,000
------------------------------------------------------------------------------
Total                                            $102,451,000     $114,000,000
==============================================================================

During 1998, the Trust acquired 12 properties totaling 740,200 square feet and a parcel of land for an aggregate cost of $57.1 million. Nine of these properties are located in three separate business parks giving the Trust a more significant presence in their respective markets. In addition, the Trust sold seven properties, five of which were located outside of New England and recognized gains of $8.4 million with net cash proceeds aggregating $22.3 million. The sale of non-New England properties reflects the Trust's strategy of positioning its core portfolio in New England with a focus on office, office/research and development, and industrial properties. Subsequent to the end of fiscal 1998, the Trust completed the sale of a 40,200 square foot retail property located in Hagerstown, Maryland for $1.2 million, which, on an individual sale basis, is a price that falls into the estimated range of net liquidation sales proceeds with respect to such property. A summary of 1998 real estate acquisitions follows:

                                                                    Square
Property Type               Location             Date Acquired       Feet           Cost
-------------------------------------------------------------------------------------------
Office            South Portland, Maine             02/98           56,100      $ 5,147,000
                  South Portland, Maine             02/98           31,800        3,340,000
                  South Portland, Maine             02/98           18,400        1,732,000
                  Hopkinton, Massachusetts          03/98          159,800       12,627,000
                  Raynham, Massachusetts            03/98           27,300        2,605,000
                  Manchester, New Hampshire         04/98          127,900       10,978,000
                  Peabody, Massachusetts            04/98           37,000        4,296,000
Office/R&D        Hudson, New Hampshire             03/98           76,800        3,535,000
                  Hopkinton, Massachusetts          03/98           76,100        5,326,000
                  Hopkinton, Massachusetts          03/98           40,800        2,850,000
                  Raynham, Massachusetts            03/98           49,200        2,552,000
Industrial        Hopkinton, Massachusetts          03/98           39,000        1,950,000
Land              Hopkinton, Massachusetts          03/98                -          202,000
-------------------------------------------------------------------------------------------
Total                                                              740,200      $57,140,000
===========================================================================================

Loans payable totaled $130.5 million at November 30, 1998, a net increase of $17.3 million, compared to the $113.2 million outstanding at November 30, 1997. During the second quarter of fiscal 1998, MGI entered into a $75 million unsecured credit facility which replaced two secured lines of credit that totaled $45 million. At year-end, the Trust had $35.0 million outstanding under the line of credit whereas at November 30, 1997, there was $15.5 million outstanding under the then existing lines. In addition, in 1998 the Trust closed on an $11.6 million mortgage loan secured by a Michigan apartment complex and loans totaling $10.8 million were assumed by the purchaser in conjunction with the sale of properties. The balance of $3.0 million represents scheduled principal payments. Scheduled loan principal payments due within 12 months of November 30, 1998 total $3.2 million. Subsequent to year-end, the Trust repaid a $12.3 million loan which had a stated rate of 8.5% and which was secured by an Aurora, Illinois retail center and subsequently drew an additional $13.5 million from its line primarily to fund the Yorkshire loan repayment and capital improvements. MGI believes it will continue to be able to extend or refinance maturing mortgage loans upon satisfactory terms.

     Cash requirements in 1999 will include liquidating distributions to shareholders, capital and tenant improvements and leasing expenditures. Under the provisions of the Code, distributions made within 24 months of the adoption of the Plan are considered liquidating distributions and will not be dividend income when received by shareholders. Distributions in liquidation should first be used to reduce a shareholder's basis in his or her shares of MGI with any excess constituting a capital gain if the shares were held as a capital asset. If the sum of all liquidating distributions is less than a shareholder's basis, the difference will constitute a capital loss.

     During 1998, expenditures for capital and tenant improvements totaled $3.8 million and $3.7 million, respectively. Included in the amount for capital improvements were $2.0 million of costs associated with building renovations. The Trust is committed to approximately $3 million for capital and tenant improvements relating to leasing activity completed in 1998 and through fiscal 1999 to date. Of this amount, approximately $2.0 million is for a 60,000 square foot expansion of an office/research and development building located in Hudson, New Hampshire.

     In connection with the Plan, MGI anticipates incurring a variety of costs and fees including costs related to sales, fees to advisors and other professionals, severance compensation, payments to holders of stock options, and other expenses related to liquidation. Among the costs is an estimated $4.2 million of employee severance compensation, which includes a base and incentive component. Payment of employee severance compensation is contingent upon the employee's continuing employment and is being recognized as an expense over a 15-month period beginning October 14, 1998. The Trust has entered into agreements with a financial advisor and with an exclusive property sales agent. Each agreement provides for a fee of $1.5 million to be paid in the event of a complete liquidation or merger, with a minimum of $400,000 to be paid to each. In addition, the Trust has agreed to reimburse their out-of-pocket expenses up to $650,000 in the aggregate, of which $132,000 has been paid to date.

     Sources of funds in the future are expected to be derived from property operations, sales of properties, mortgaging or refinancing of existing mortgages on properties, borrowing under MGI's lines of credit and MGI's portfolio of investment securities. MGI believes the combination of available cash and cash equivalents, the value of MGI's unencumbered properties and other resources are sufficient to meet its liquidity requirements while implementing the Plan.


OTHER

Inflation

During the past three years, the impact of inflation on MGI's operations and investment activity has not been significant.

Real Estate Considerations

Real estate investments and operations are subject to a number of factors, including changes in general economic climate, local conditions (such as an oversupply of space, a decline in effective rents or a reduction in the demand for real estate), competition from other available space, the ability of the owner to provide adequate maintenance or to fund capital and tenant improvements required to maintain market position and control of operating costs. In certain markets in which the Trust owns real estate, overbuilding and local or national economic conditions have, in the past, combined to produce lower effective rents and/or longer absorption periods for vacant space. As the Trust re-leases space, certain effective rents may be less than those earned previously. Management believes its modest diversification by property type and its diverse tenant base somewhat reduce the risks associated with these factors and enhances opportunities for cash flow growth and capital gains potential, although there can be no assurance thereof.

Year 2000 Compliance

The Year 2000 compliance issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in computer system failures or miscalculations causing disruptions of operations. The Year 2000 issue affects almost all companies and organizations.

     MGI has conducted an assessment of its core internal computer information systems and believes that its internal financial and information systems are presently substantially Year 2000 compliant. Also, MGI is currently evaluating those computer systems that do not relate to financial and other information needs such as systems designed to operate buildings, its telecommunications systems, security systems, energy management systems and elevator systems. In certain circumstances, MGI may be required to upgrade, modify or replace some of its internal or operational systems. Additionally, no estimates can be made as to any potential adverse impact resulting from the failure of tenants or vendors, or third-party service providers, such as its banks, payroll processor and telecommunications providers, to prepare for the Year 2000 although MGI is attempting to identify the risks.

     Because MGI's assessment is ongoing, the total cost of bringing all internal systems, equipment and operations into Year 2000 compliance has not yet been fully quantified. To date, MGI has not expended significant funds to assess its Year 2000 issues, since its evaluation of the Year 2000 issue has been conducted by its own personnel or its third-party vendors in connection with their servicing operations. MGI's evaluation has not been subject to any independent verification or review process. While MGI's evaluation efforts may involve additional costs, it believes, based on available information, that these costs will not have a material adverse impact on the business, financial condition or results of operations, although there can be no assurance thereof. MGI believes it will be Year 2000 compliant by December 31, 1999, but if the efforts by MGI or any of its material third-party vendors and service providers are not completed on time, the Year 2000 issue could have an adverse effect on its business. MGI is currently evaluating the consequences of a potential failure to remediate these matters and is in the process of developing contingency plans.

Market Risk

The Trust is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Trust's real estate investment portfolio and operations. The Trust's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Trust does not enter into derivative or interest rate transactions. The carrying values of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximate fair value because of the short maturity of these instruments. The Trust's obligations for borrowed money totaled $130.5 million at November 30, 1998, representing 33% of its total assets. At November 30, 1998, fixed rate mortgage loans totaled $95.5 million with an average rate of 7.9%. It is management's belief that as of the date of the report, similar financing would be available at rates ranging from approximately 6.75% to 7.0%, prior to the impact of prepayment fees. The Trust's debt obligations subject to floating interest rates at November 30, 1998 aggregated approximately $35 million at a weighted average interest rate of approximately 6.5% and represented 26.8% of the Trust's outstanding debt. Significant increases in interest rates on floating rate debt would adversely affect the net income, FFO and cash available for distribution to shareholders. The carrying value of long-term debt approximates its fair value, as estimated by using discounted future cash flows based on the Trust's current incremental borrowing rates for similar types of borrowing arrangements and the estimated time to complete the Plan.


FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements, estimates or plans within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of MGI to be materially different from results or plans expressed or implied by such forward-looking statements. Such factors generally include, among other things, adverse changes in the real estate markets; risk of default under the Trust's outstanding indebtedness; financial condition and bankruptcy of tenants; environmental/safety requirements; adequacy of insurance coverage; and general and local economic and business conditions. With respect, in particular, to the Plan, such factors include, among other things, the risks of future action or inaction by the Board of Trustees (and the actual results thereof) with respect to the Plan (including the possibility of litigation pertaining thereto), the net realizable value of the properties in the event the Plan is implemented, the effects of financial market conditions and general economic conditions, maintaining the current occupancy and rent levels at the properties, as well as those risk factors set forth in the definitive Proxy Statement relating to the Trust's Special Shareholders' Meeting held on October 14, 1998, which is incorporated herein by reference and filed as an exhibit hereto. Investors should review the more detailed risks and uncertainties set forth under the captions Risk Factors and Competition, Regulation and Other Factors in this report. Although the Trust believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included or incorporated by reference in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Trust or any other person that the objectives and plans of the Trust will be achieved.


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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(A) 1. Consolidated Financial Statements

INDEX

Independent Auditors' Report
Financial Statements:
     Consolidated Balance Sheets, November 30, 1998 and 1997
     Consolidated Statements of Earnings, Years ended November 30, 1998, 1997 and 1996
     Consolidated Statements of Cash Flows, Years ended November 30, 1998, 1997 and 1996
     Consolidated Statements of Changes in Shareholders' Equity, Years ended November 30, 1998, 1997 and 1996
     Notes to Consolidated Financial Statements

2. Consolidated Financial Statement Schedule

Financial Statement Schedule (as of or for the year ended November 30, 1998):
Schedule III, Real Estate and Accumulated Depreciation

Exhibit XI - Computation of Diluted Earnings per Share

Exhibit XXVII - Financial Data Schedule for year ended November 30, 1998 (EDGAR filing only)

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

   (l) Certificate of Eleventh Amendment of Second Amended and Restated Declaration of Trust which increased the authorized number of Common Shares from 15,000,000 to 17,500,000, incorporated by reference to Exhibit B to the Trust's Quarterly Report Form 10-Q for the ended May 31, 1996.

   (m) Certificate of Twelfth Amendment of Second Amended and Restated Declaration of Trust which increased the authorized number of Preferred Shares from 2,000,000 to 6,000,000 incorporated by reference to Exhibit B to the Trust's Quarterly Report Form 10-Q for the quarter ended May 31, 1996.

   (n) Certificate of Thirteenth Amendment of Second Amended and Restated Declaration of Trust.*

   (o) By-Law, adopted on December 24, 1982 incorporated by reference to the Trust's Report on Form 8-K, filed on January 12, 1983.

   (p) Certificate of Amendment of By-Laws, dated March 21, 1989, incorporated by reference to the Trust's Report on Form 8-K dated March 21, 1989.

   (q) By-Law adopted December 18, 1997, relating to shareholder proposals and nominations, incorporated by reference to the Trust's Annual Report on Form 10-K for the year ended November 30, 1997.

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

   (i) MGI Properties 1997 Employee Stock Option, Stock Appreciation Rights and Restricted Stock Plan, incorporated by reference to the Trust's Definitive Proxy Statement, dated February 24, 1997

   (j) Credit Agreement dated April 2, 1998 among MGI Properties, as Borrower, the Financial Institutions Party thereto and their Assignees under
         Section 13.5(a), as Lenders, Wells Fargo Bank, National Association, as Documentation Agent, Syndication Agent, and as Arranger and BankBoston, N.A., as Administrative Agent and as Co-Arranger, incorporated by reference to Exhibit 10.1 to the Trust's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998.

   (k) Form of Indemnity Agreement incorporated by reference to Exhibit 99 to the Trust's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998.

   (l) Form of Severance Agreement for Key Employees, incorporated by reference to the Trust's Current Report on Form 8-K, dated August 12, 1998.

   (m) MGI Properties Long Term Performance Plan, incorporated by reference to the Trust's Current Report on Form 8-K dated August 15, 1998.

   (n) MGI Properties Definitive Proxy Statement dated September 10, 1998 in respect of the Special Meeting of Shareholders held on October 14, 1998.*

   11 Computation of Diluted Earnings per Share, included under Item 14 of this Report.

   24    Auditors' consent.


(B) Reports on Form 8-K:

Current Report on Form 8-K dated August 12, 1998 reporting Item 5, Other Events filed on October 1, 1998.

     Current Report on Form 8-K dated October 14, 1998 reporting Item 5, Other Events filed on October 15, 1998.

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

Dated: January 29, 1999
                          MGI PROPERTIES
                          (Registrant)


                          By: /s/ W. Pearce Coues
                              --------------------------------
                              W. Pearce Coues, Chairman of the Board of Trustees

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     Signature                            Title                              Date
     ---------                            -----                              ----
/s/ W. Pearce Coues            Chairman of the Board of Trustees and
---------------------          Chief Executive Officer                  January 29, 1999
W. Pearce Coues

/s/ Phillip C. Vitali
---------------------
Phillip C. Vitali              Principal Financial Officer              January 29, 1999

/s/ David P. Morency
---------------------
David P. Morency               Principal Accounting Officer             January 29, 1999

/s/ George S. Bissell
---------------------
George S. Bissell              Trustee                                  January 29, 1999

/s/ Francis P. Gunning
---------------------
Francis P. Gunning             Trustee                                  January 29, 1999

/s/ George M. Lovejoy, Jr.
---------------------
George M. Lovejoy, Jr.         Trustee                                  January 29, 1999

/s/ Robert M. Melzer
---------------------
Robert M. Melzer               Trustee                                  January 29, 1999

/s/ William F. Murdoch, Jr.
---------------------
William F. Murdoch, Jr.        Trustee                                  January 29, 1999

/s/ Rodger P. Nordblom
---------------------
Rodger P. Nordblom             Trustee                                  January 29, 1999

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-K



                   ITEM 8-CONSOLIDATED FINANCIAL STATEMENTS
                               November 30, 1998



                                 MGI PROPERTIES

                                MGI PROPERTIES

            Index to Consolidated Financial Statements and Schedules

                                                                         Page
                                                                         ----
Independent Auditors' Report                                             F-1
Financial Statements:
Consolidated Balance Sheets, November 30, 1998 and 1997                  F-2
Consolidated Statements of Earnings, Years ended November 30,
 1998, 1997 and 1996                                                     F-3
Consolidated Statements of Cash Flows, Years ended November
 30, 1998, 1997 and 1996                                                 F-4
Consolidated Statements of Changes in Shareholders' Equity, Years
 ended November 30, 1998, 1997 and 1996                                  F-5
Notes to Consolidated Financial Statements                            F-6 - F-13

Schedules and Exhibits
Financial Statement Schedule (as of or for the year ended
 November 30, 1998):
 Schedule III-Real Estate and Accumulated Depreciation               F-14 - F-16
Exhibit XI-Computation of Diluted Earnings per Share                     F-17

Other schedules are omitted as they are not required, are not applicable, or the required information is set forth in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF TRUSTEES AND SHAREHOLDERS
MGI PROPERTIES:

We have audited the consolidated financial statements of MGI Properties and subsidiaries (the "Trust") as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MGI Properties and subsidiaries as of November 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As further described in footnote 1, in 1998 the Trust announced its intention, and secured shareholder approval, to liquidate its assets, distribute the proceeds to shareholders and terminate the Trust.



                                                          KPMG Peat Marwick LLP

Boston, Massachusetts
December 16, 1998

                                MGI PROPERTIES

                          Consolidated Balance Sheets

                           November 30, 1998 and 1997

                                                         1998             1997
----------------------------------------------------------------------------------
ASSETS
Real estate (notes 2, 3, 4, and 5):
Properties held for sale                            $365,543,000      $          -
Net investments in real estate                                 -       334,785,000
Cash and cash equivalents                             12,265,000        13,964,000
Accounts receivable                                    5,040,000         3,654,000
Other assets                                          11,655,000         9,641,000
----------------------------------------------------------------------------------
                                                    $394,503,000      $362,044,000
==================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Loans payable (note 5)                             $130,517,000      $113,171,000
 Other liabilities                                     7,164,000         6,488,000
----------------------------------------------------------------------------------
    Total liabilities                                137,681,000       119,659,000

Shareholders'equity (notes 6, 7 and 8):
 Common shares-$1 par value; 17,500,000 shares
  authorized; 13,764,221 issued at November 30,
  1998 (13,625,489 at November 30, 1997)              13,764,000        13,625,000
 Additional paid-in capital                          208,278,000       207,031,000
 Undistributed net income                             34,780,000        21,729,000
----------------------------------------------------------------------------------
    Total shareholders' equity                       256,822,000       242,385,000
----------------------------------------------------------------------------------
                                                    $394,503,000      $362,044,000
==================================================================================

See accompanying notes to consolidated financial statements.

                                MGI PROPERTIES

                      Consolidated Statements of Earnings

                                                          Year ended November 30,
                                             ---------------------------------------------
                                                 1998             1997             1996
------------------------------------------------------------------------------------------
INCOME:
 Rental                                      $70,338,000      $62,567,000      $54,507,000
 Interest                                        651,000          639,000          421,000
------------------------------------------------------------------------------------------
    Total income                              70,989,000       63,206,000       54,928,000
------------------------------------------------------------------------------------------
EXPENSES:
Property operating expenses                   16,348,000       15,384,000       14,099,000
Real estate taxes                              8,134,000        7,443,000        6,490,000
Depreciation and amortization                 10,379,000       10,662,000        9,463,000
Interest                                      10,122,000        9,539,000        9,198,000
General and administrative                     3,592,000        3,206,000        2,873,000
Liquidation plan expenses                        972,000                -                -
------------------------------------------------------------------------------------------
Total expenses                                49,547,000       46,234,000       42,123,000
------------------------------------------------------------------------------------------
Income before net gains                       21,442,000       16,972,000       12,805,000
Net gains on sale of real estate assets        8,375,000        3,800,000       11,500,000
------------------------------------------------------------------------------------------
Income before extraordinary item              29,817,000       20,772,000       24,305,000
Extraordinary item--prepayment of debt                 -         (306,000)               -
------------------------------------------------------------------------------------------
Net income                                   $29,817,000      $20,466,000      $24,305,000
==========================================================================================

PER SHARE DATA:
Basic earnings                               $      2.17      $      1.54      $      2.11
==========================================================================================
Diluted earnings                             $      2.12      $      1.51      $      2.07
==========================================================================================
Weighted average shares outstanding           13,736,729       13,289,781       11,540,972
==========================================================================================

See accompanying notes to consolidated financial statements.

                                MGI PROPERTIES

                     Consolidated Statements of Cash Flows

                                                                       Year ended November 30,
                                                          ------------------------------------------------
                                                              1998               1997               1996
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $ 29,817,000      $ 20,466,000      $ 24,305,000
Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation and amortization                               10,379,000        10,662,000         9,463,000
Net gains                                                   (8,375,000)       (3,800,000)      (11,500,000)
Extraordinary item                                                  --           306,000                --
Other                                                       (1,030,000)        1,456,000        (1,231,000)
----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                   30,791,000        29,090,000        21,037,000
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of real estate                                (57,140,000)      (48,000,000)      (38,667,000)
Additions to real estate                                    (3,816,000)       (3,114,000)       (3,234,000)
Tenant improvements                                         (3,666,000)       (2,669,000)       (2,702,000)
Deferred tenant charges                                     (2,579,000)       (2,085,000)       (1,348,000)
Net proceeds from sales of real estate                      22,274,000        15,562,000        11,103,000
Other                                                          (86,000)         (112,000)           35,000
----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                      (45,013,000)      (40,418,000)      (34,813,000)
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares                          1,137,000        41,566,000           678,000
Repayment of loans payable                                 (18,398,000)      (43,184,000)       (2,242,000)
Additions to loans payable                                  46,550,000        26,500,000        34,743,000
Mortgage prepayment penalty                                         --          (306,000)               --
Cash distributions                                         (16,766,000)      (14,424,000)      (11,308,000)
----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                   12,523,000        10,152,000        21,871,000
----------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents        (1,699,000)       (1,176,000)        8,095,000
Cash and cash equivalents:
Beginning of year                                           13,964,000        15,140,000         7,045,000
----------------------------------------------------------------------------------------------------------
End of year                                               $ 12,265,000      $ 13,964,000      $ 15,140,000
==========================================================================================================

See accompanying notes to consolidated financial statements.

                                MGI PROPERTIES

          Consolidated Statements of Changes in Shareholders' Equity

                                                             Additional
                                             Common           paid-in        Undistributed
                                             shares           capital          net income
-----------------------------------------------------------------------------------------
Balance at November 30, 1995              $11,502,000      $166,348,000      $  2,690,000
Net income                                          -                 -        24,305,000
Dividend reinvestment and
 share purchase plan (note 6)                  23,000           357,000                 -
Distributions (note 8)                              -                 -       (11,308,000)
Options exercised and other (note 7)           38,000           480,000                 -
-----------------------------------------------------------------------------------------
Balance at November 30, 1996               11,563,000       167,185,000        15,687,000
Net income                                          -                 -        20,466,000
Dividend reinvestment and
 share purchase plan (note 6)                  18,000           365,000                 -
Distributions (note 8)                              -                 -       (14,424,000)
Sales of common shares (note 6)             2,000,000        39,075,000                 -
Options exercised and other (note 7)           44,000           406,000                 -
-----------------------------------------------------------------------------------------
Balance at November 30, 1997               13,625,000       207,031,000        21,729,000
Net income                                          -                 -        29,817,000
Dividend reinvestment and
 share purchase plan (note 6)                  13,000           333,000                 -
Distributions (note 8)                              -                 -       (16,766,000)
Options exercised and other (note 7)          126,000           914,000                 -
-----------------------------------------------------------------------------------------
Balance at November 30, 1998              $13,764,000      $208,278,000      $ 34,780,000
=========================================================================================

See accompanying notes to consolidated financial statements.

                                MGI PROPERTIES

                   Notes to Consolidated Financial Statements
                               November 30, 1998

1-THE TRUST

(A) Organization

MGI Properties (the "Trust" or "MGI") is an unincorporated business trust organized under the laws of the Commonwealth of Massachusetts. MGI commenced operations in 1971 as a real estate investment trust (a "REIT"). The Trust qualifies to be treated as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code").

     MGI is a self-administered equity REIT that directly and through its wholly-owned subsidiaries owns and operates a diversified portfolio of real estate assets. At November 30, 1998, the Trust owned 66 commercial properties, containing approximately 5.6 million square feet and three multi-family residential properties aggregating 959 units. As of November 30, 1998, approximately 4.5 million square feet, representing 66% of the Trust's total real estate assets, at cost, were located in New England.

(B) Plan of Liquidation

On August 12, 1998, the Board of Trustees unanimously voted to recommend a Plan of Complete Liquidation and Termination of the Trust (the "Plan") and directed that the Plan be submitted to the Trust's shareholders for approval. The shareholders of the Trust approved the Plan at a special meeting held on October 14, 1998. The Plan calls for the sale of all of the Trust's assets. Net sales proceeds and available cash will be used to satisfy existing debts and obligations with remaining funds to be distributed to shareholders (see note
8). It is presently estimated that substantially all of the Trust's assets will be sold within 12 to 15 months from the adoption of the Plan and that net proceeds will be distributed on a schedule to be determined by the Board of Trustees. Although it is expected that the Trust will continue to qualify as a REIT for the period prior to the distribution of MGI's assets to shareholders, no assurance can be given that the Trust will not lose or terminate its status as a REIT as a result of unforeseen circumstances.

     In association with the Plan, MGI anticipates incurring a variety of costs and fees including costs related to sales, fees to advisors and other professionals, severance compensation, payments to holders of stock options (see note 7), and other expenses related to liquidation. Among the costs is an estimated $4.2 million of employee severance compensation, which includes a base and incentive component. Payment of employee severance compensation is contingent upon the employee's continuing employment and is being recognized as an expense over a 15-month period beginning October 14, 1998. The Trust has entered into agreements with a financial advisor and with an exclusive sales agent. Each agreement provides for a fee of $1.5 million to be paid in the event of a complete liquidation or merger, with a minimum of $400,000 to be paid to each. In addition, the Trust has agreed to reimburse their out-of-pocket expenses up to $650,000 in the aggregate. The costs and professional fees associated with the Plan are separately reflected in the statement of earnings under the caption "Liquidation plan expenses."

2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Consolidation

The consolidated financial statements of MGI Properties (the "Trust") include the accounts of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(B) Income Taxes

The Trust intends to continue to qualify to be taxed as a REIT under the Code. In order to qualify as a REIT for tax purposes, the Trust, among other things, must distribute to shareholders at least 95% of its taxable income. It has been the Trust's policy to distribute 100% of its taxable income to shareholders; accordingly, no provision has been made for Federal income taxes. (See notes 1 and 8.)

                                MGI PROPERTIES

                   Notes to Consolidated Financial Statements
                               November 30, 1998

(C) Real Estate

As a result of the Plan, all of the Trust's real estate assets are classified as held for sale and in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, are reported at carrying value, which is less than estimated fair market value. The Trust ceased depreciating real estate assets based upon shareholder approval of the Plan. The Trust expects to sell the real estate assets over a 12-15 month period and is engaged in an ongoing marketing program. Prior to the adoption of the Plan, real estate assets were stated at cost less depreciation. Realestate investments, excluding land costs, were previously depreciated using the straight-line method over their estimated useful lives. Tenant improvements were amortized over the shorter of their estimated useful lives or lease terms. Maintenance and repairs are charged to expense as incurred; major improvements are capitalized.

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

     During 1998, the Trust sold two apartment complexes for $15.5 million. The properties secured mortgage loans totaling $10.8 million which were assigned to the seller at closing. During 1997, the Trust sold seven industrial properties for $14.9 million in a single transaction. The properties secured an $8.7 million loan payable which was assigned to the purchaser at closing. During 1996, the Trust acquired three properties that were subject to an aggregate of $21.3 million of existing debt. Only the cash portion of these transactions is reflected in the accompanying consolidated statements of cash flows.

     Cash interest payments of $9.5 million, $8.7 million and $8.6 million were made for the years ended November 30, 1998, 1997 and 1996, respectively.

(G) Fair Value of Financial Instruments

The Trust estimated the fair values of its financial instruments at November 30, 1998 using discounted cash flow analysis and quoted market prices. Such financial instruments include short-term investments, U.S. Government securities, mortgage loans payable and a line of credit. The excess of the aggregate fair value of the Trust's financial instruments over their aggregate carrying amounts is not material.

(H) Net Income Per Share

During fiscal 1998, the Trust adopted SFAS No. 128, Earnings Per Share. Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based upon the weighted average number of shares outstanding during the period and includes the effect of the potential issuance of additional shares if stock options were exercised or converted into common shares.

(I) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of con-

                                MGI PROPERTIES

                   Notes to Consolidated Financial Statements
                               November 30, 1998

tingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


3-REAL ESTATE ASSETS

With shareholder approval of the plan of liquidation on October 14, 1998, the Trust reclassified its real estate assets to "properties held for sale" and on that date ceased depreciation of the assets and reclassified accumulated depreciation and amortization on that date of $50,226,000 to the appropriate categories. A summary of real estate assets at November 30 follows:

                                                                    1998
----------------------------------------------------------------------------
Land                                                            $ 83,129,000
Buildings and improvements, net                                  272,115,000
Tenant improvements, net                                          10,299,000
----------------------------------------------------------------------------
Properties held for sale                                        $365,543,000
============================================================================

                                                                    1997
----------------------------------------------------------------------------
Land                                                           $  82,989,000
Buildings and improvements                                       288,095,000
Tenant improvements                                               10,859,000
----------------------------------------------------------------------------
   Total real estate assets                                      381,943,000
Accumulated depreciation and amortization                        (47,158,000)
----------------------------------------------------------------------------
   Net investments in real estate                              $ 334,785,000
============================================================================

     Properties held for sale at November 30, 1998 consist of 1,814,000 square feet of office space, 1,685,000 square feet of industrial space, 1,394,000 square feet of office/research and development space, 755,000 square feet of retail space, and 959 apartment units.


4-LEASES

All leases relating to real estate investments are operating leases; accordingly, rental income is reported when earned. Operating leases on apartments generally have a term of one year or less.

     Future minimum lease payments on noncancelable operating leases at commercial properties at November 30, 1998 are: $52.1 million in 1999, $34.4 million in 2000, $15.4 million in 2001, $9.5 million in 2002, and $12.4 million thereafter.

     The above amounts do not include rental income which is received under certain leases based upon tenant sales, ad valorem taxes, property operating expenses and/or costs to maintain common areas. This rental income was $10.1 million in 1998, $8.1 million in 1997 and $7.4 million in 1996.

     One of the Trust's real estate investments, a 107,000 square foot retail building, is being leased in its entirety by Bradlees, Inc. which filed for bankruptcy under Chapter 11 of the Federal Bankruptcy Code in June 1995. Bradlees has obtained an extension to submit a reorganization plan until February 1999. Bradlees is current with its rent through November 30, 1998.

                                MGI PROPERTIES

                   Notes to Consolidated Financial Statements
                               November 30, 1998

5-LOANS PAYABLE

Loans payable at November 30 follow:

                                                                                         1998               1997
--------------------------------------------------------------------------------------------------------------------
Mortgage loans, maturing 2000 through 2014, at effective interest rates ranging
 from 7.5% to 8.9%                                                                   $ 95,517,000       $ 91,921,000
Housing revenue bond at an effective interest rate of 5.9% at November 30,
 1997                                                                                          --          5,750,000
Amounts outstanding under the line of credit, at an effective interest rate of
 6.53% and 7.7% at November 30, 1998 and 1997, respectively                            35,000,000         15,500,000
--------------------------------------------------------------------------------------------------------------------
                                                                                     $130,517,000       $113,171,000
====================================================================================================================
Weighted average interest rate                                                               7.75%              7.89%
====================================================================================================================

Mortgage Loans

The mortgage loans payable are nonrecourse and are collateralized by certain real estate investments having a net carrying value of $142.9 million. Loans require monthly principal amortization and/or a balloon payment at maturity.

     Principal payments on mortgage loans payable due in the next five years and thereafter are as follows: $3.2 million in 1999, $14.9 million in 2000, $44.5 million in 2001, $2.8 million in 2001, $3.1 million in 2003, and $62.0 million thereafter.

     Subsequent to November 30, 1998, the Trust repaid a $12.3 million mortgage loan maturing in 2000, which had a stated rate of 8.5%. The repayment was funded from available cash and a $7.5 million advance under the line of credit. The Trust incurred a prepayment penalty of $286,000 in conjunction with the transaction.

Line of Credit

During fiscal 1998, MGI entered into a $75 million unsecured syndicated credit facility (the "Agreement") which replaced two secured lines of credit that totaled $45 million. The line, which matures in March of 2001, bears interest at either LIBOR plus 1.25% or prime. A fee, which does not exceed .25% per annum, is charged on the unused amounts. The Agreement contains customary representations, covenants and events of default including covenants that, among other things, requires the Trust to maintain certain financial ratios and restricts the incurrence of certain indebtedness, the making of certain investments, and distributions. The Agreement contains exceptions to these limitations to allow the Trust to make distributions necessary to maintain its status as a REIT. It is not anticipated that this covenant will adversely affect MGI's ability to make distributions or to declare dividends, including the execution of the plan of liquidation.


6-SHAREHOLDERS' EQUITY

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

                                MGI PROPERTIES

                   Notes to Consolidated Financial Statements
                               November 30, 1998

Participants in the plan may make additional cash purchases of shares at the same price as shares purchased through the reinvestment of dividends. During the years ended November 30, 1998, 1997 and 1996, the Trust issued 13,456, 18,217, and 22,808, respectively, common shares through its Dividend Reinvestment and Share Purchase Plan.

(C) Preferred Shares

At November 30, 1998 and 1997, the Trust had six million preferred shares, $1 par value authorized, of which none were issued.

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


7. STOCK OPTION PLANS

Under the Trust's 1997 and 1994 stock option plans for key employees and Trustees (the "Option Plans"), incentive stock options or nonqualified options and related stock appreciation rights and restricted stock awards may be granted to employees, and nonqualified options may be granted to Trustees. Under the Option Plans, options may be granted at an exercise price not less than fair market value of the Trust's common shares on the date of grant.

     Following shareholder approval of the Plan on October 14, 1998, option holders, in accordance with their option agreements, have elected, as an alternative to exercising their options, to receive in cash the difference between the per share option exercise price and the aggregate per share net liquidation proceeds to be distributed to shareholders. The estimated expense associated with these elections, which is the difference between the per share option exercise price and the aggregate per share net liquidation proceeds expected to be distributed to shareholders, will be recognized upon declaration of the related liquidating dividends. Holders of approximately 1.5 million options with an aggregate average exercise price of approximately $19.84 have made this election.

                                MGI PROPERTIES

                   Notes to Consolidated Financial Statements
                               November 30, 1998

Changes in options outstanding during the years ended November 30 were as follows:

                                                           1998                    1997                    1996
                                                   --------------------     -------------------     ------------------
                                                               Weighted                Weighted                Weighted
                                                                Average                 Average                Average
                                                               Exercise                Exercise                Exercise
                                                    Shares       Price      Shares       Price      Shares      Price
----------------------------------------------------------------------------------------------------------------------
Outstanding, beginning of year                      997,619     $15.59      810,411      $13.68      669,411    $13.02
Granted                                             680,000     $24.38      240,000      $21.42      161,500    $16.24
Exercised                                          (169,394)    $12.99      (51,792)     $12.31      (14,500)   $11.86
Expired or forfeited                                   (750)    $24.19       (1,000)     $21.00       (6,000)   $12.63
----------------------------------------------------------------------------------------------------------------------
Outstanding, end of year                          1,507,475     $19.84      997,619      $15.59      810,411    $13.68
======================================================================================================================
Options exercisable, end of year                  1,397,350     $19.49      893,619      $14.91      739,661    $13.42
======================================================================================================================
Weighted average fair value of options granted
 during the year                                 $     2.95                $   3.44                 $   2.28
======================================================================================================================

     The following table summarizes information about stock options outstanding at November 30, 1998:

                                    Options Outstanding                        Options Exercisable
                      ------------------------------------------------   -------------------------------
                                         Weighted
                                         Average
                                        Remaining         Weighted                           Weighted
      Range of            Number       Contractual         Average           Number          Average
  Exercise Prices      Outstanding         Life        Exercise Price     Exercisable     Exercise Price
--------------------------------------------------------------------------------------------------------
$7.375 to $11.125          47,500       2.8 years          $10.10             47,500          $10.10
$12.625 to $16.75         547,225       4.5 years          $14.37            547,225          $14.37
$21.00 to $26.50          912,750       9.1 years          $23.62            802,625          $23.52
--------------------------------------------------------------------------------------------------------
$7.375 to $26.50        1,507,475       7.3 years          $19.84          1,397,350          $19.49
========================================================================================================

     As provided for in the Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Trust applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed by SFAS No. 123, the Trust's net income and net income per share would have been reduced to the pro forma amounts indicated as follows:

Year ended November 30:           1998             1997             1996
                             ----------------------------------------------
Net income:
As reported                   $29,817,000      $20,466,000      $24,305,000
Pro forma                     $27,825,000      $19,842,000      $23,969,000
Net income per share:
Basic earnings per share      $      2.17      $      1.54      $      2.11
Pro forma                     $      2.03      $      1.49      $      2.08

                                MGI PROPERTIES

                   Notes to Consolidated Financial Statements
                               November 30, 1998

     For purposes of this pro forma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: dividend yield of 5.7% for 1998, 6.2% for 1997, and 6.9% for 1996; expected volatility of 19.1% for 1998, 24.8% for 1997, and 26.1% for 1996; expected lives of seven years for all three years; and risk-free interest rates of 5.57% for 1998, 6.38% for 1997, and 6.78% for 1996.


8-CASH DISTRIBUTIONS

The Trust made cash distributions of $16.8 million in 1998, $14.4 million in 1997 and $11.3 million in 1996, which is allocated between taxable ordinary income and taxable capital gain, on a per share basis, as follows:

                             Ordinary     Capital     Taxable
Year ended November 30:      Income        Gain       Income
                             --------------------------------
1998                          $1.08        $0.14      $1.22
1997                          $1.06        $0.04      $1.10
1996                          $0.56        $0.42      $0.98

     On December 17, 1998, the Trust declared a dividend of $.33 per share payable on January 19, 1999 to shareholders of record on January 8, 1999. Under the provisions of the Code, distributions made within 24 months of the adoption of the Plan are considered liquidating distributions and will not be dividend income when received by shareholders. Distributions in liquidation should first be used to reduce a shareholder's basis in his or her shares of MGI with any excess constituting a capital gain if the shares were held as a capital asset. If the sum of all liquidating distributions is less than a shareholder's basis, the difference will constitute a capital loss.


9-QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly results of operations for the years ended November 30, 1998 and 1997 follow:

                                                     Quarter Ended
                            ---------------------------------------------------------------
1998                         February 28        May 31          August 31       November 30
-------------------------------------------------------------------------------------------
Total income                 $16,488,000     $17,584,000      $18,277,000      $18,640,000
Total expenses                11,735,000      12,459,000       13,387,000       11,968,000
-------------------------------------------------------------------------------------------
Income before net gains        4,735,000       5,125,000        4,890,000        6,672,000
Net gains                      6,075,000       1,950,000          350,000               --
-------------------------------------------------------------------------------------------
Net income                   $10,828,000     $ 7,075,000      $ 5,240,000      $ 6,672,000
===========================================================================================
Per Share Data
Basic earnings               $       .79     $       .51      $       .38      $       .48
===========================================================================================
Diluted earnings             $       .78     $       .50      $       .37      $       .47
===========================================================================================

                                MGI PROPERTIES

                   Notes to Consolidated Financial Statements
                               November 30, 1998

                                                                            Quarter Ended
                                                   ---------------------------------------------------------------
1997                                                February 28        May 31          August 31       November 30
------------------------------------------------------------------------------------------------------------------
Total income                                        $15,088,000     $15,574,000      $16,145,000      $16,399,000
Total expenses                                       11,433,000      11,310,000       11,601,000       11,890,000
------------------------------------------------------------------------------------------------------------------
Income before net gains and extraordinary item        3,655,000       4,264,000        4,544,000        4,509,000
Net gains and extra-ordinary item                       294,000              --               --        3,200,000
------------------------------------------------------------------------------------------------------------------
Net income                                          $ 3,949,000     $ 4,264,000      $ 4,544,000      $ 7,709,000
==================================================================================================================
Per Share Data
Basic earnings                                      $       .32     $       .31      $       .33      $       .57
==================================================================================================================
Diluted earnings                                    $       .31     $       .31      $       .33      $       .55
==================================================================================================================

                                MGI PROPERTIES
                                                                    Schedule III

                    Real Estate and Accumulated Depreciation
                               November 30, 1998

                                                                                              Gross amounts at which
                                             Initial Cost                                   carried at close of period*
                                    ----------------------------      Costs       -----------------------------------------------
                                                     Building      capitalized                  Building
                                                       and        subsequent to                   and                      Date
Description           Encumbrances       Land      Improvements    acquisition      Land      Improvements     Total     acquired
---------------------------------------------------------------------------------------------------------------------------------
Office:
Greenville, SC       $        -     $  246,000     $ 2,490,000     $  523,000    $  246,000   $ 1,593,000   $ 1,839,000     11/86
Greenville, SC                -        213,000       1,647,000        717,000       253,000     1,040,000     1,293,000     11/86
Ann Arbor, MI                 -        686,000       5,618,000      1,751,000       686,000     5,319,000     6,005,000     12/88
Tampa, FL                     -      2,667,000       8,980,000        750,000     2,667,000     5,950,000     8,617,000     12/88
Somerset, NJ                  -      3,264,000      13,379,000      1,019,000     3,264,000    10,627,000    13,891,000     12/88
Boston, MA                    -      1,730,000       6,925,000      2,769,000     1,730,000     8,415,000    10,145,000      6/93
Framingham, MA                -      2,105,000       5,109,000        993,000     2,020,000     5,124,000     7,144,000      9/93
Andover, MA           4,817,000      1,263,000       6,417,000        471,000     1,263,000     6,292,000     7,555,000     10/95
Boston, MA                    -        861,000         507,000        363,000       861,000       734,000     1,595,000     11/95
Portland, ME          8,893,000        996,000      11,182,000        237,000       996,000    10,742,000    11,738,000      7/96
Portland, ME          8,225,000      1,577,000      15,369,000        118,000     1,577,000    14,579,000    16,156,000      7/96
Glastonbury, CT               -        649,000       3,011,000         64,000       651,000     2,956,000     3,607,000      4/97
Glastonbury, CT               -        616,000       3,257,000         17,000       618,000     3,153,000     3,771,000      4/97
Nashua, NH                    -      1,106,000       3,504,000         16,000     1,106,000     3,426,000     4,532,000      9/97
Nashua, NH                    -        452,000       1,110,000         41,000       452,000     1,121,000     1,573,000      9/97
Nashua, NH                    -        499,000       1,768,000        189,000       499,000     1,905,000     2,404,000      9/97
Farmington, CT                -        766,000       4,831,000         12,000       766,000     4,737,000     5,503,000     11/97
South Portland, ME            -        338,000       1,394,000              0       338,000     1,369,000     1,707,000      2/98
South Portland, ME            -        938,000       4,209,000              0       938,000     4,134,000     5,072,000      2/98
South Portland, ME            -        608,000       2,732,000              0       608,000     2,684,000     3,292,000      2/98
Hopkinton, MA                 -        126,000      12,501,000              0       126,000    12,332,000    12,458,000      3/98
Raynham, MA                   -        297,000       2,308,000              0       297,000     2,277,000     2,574,000      3/98
Manchester, NH                -      1,915,000       9,063,000         82,000     1,915,000     9,015,000    10,930,000      4/98
Peabody, MA                   -        701,000       3,595,000              0       701,000     3,554,000     4,255,000      4/98
---------------------------------------------------------------------------------------------------------------------------------
                     21,935,000     24,619,000     130,906,000     10,132,000    24,578,000   123,078,000   147,656,000
=================================================================================================================================
Office/Research & Development:
Billerica, MA                 -        376,000       1,749,000          1,000       376,000     1,520,000     1,896,000      7/93
Bedford, MA                   -        662,000       1,585,000         77,000       662,000     1,465,000     2,127,000     11/93
Andover, MA           4,108,000      1,441,000       5,799,000          9,000     1,441,000     5,093,000     6,534,000     11/93
Billerica, MA                 -        752,000       3,611,000      1,051,000       752,000     4,185,000     4,937,000     12/93
Billerica, MA                 -        420,000       1,652,000              0       420,000     1,451,000     1,871,000     12/93
Andover, MA           3,500,000      1,185,000       5,307,000              0     1,185,000     4,715,000     5,900,000      5/94
Chelmsford, MA                -        354,000       1,567,000        193,000       354,000     1,551,000     1,905,000     11/94
Billerica, MA                 -        681,000       4,111,000         14,000       681,000     3,716,000     4,397,000     11/94
Littleton, MA                 -        285,000       2,091,000        322,000       285,000     2,247,000     2,532,000      9/95
Chelmsford, MA                -        946,000       3,680,000        147,000       946,000     3,539,000     4,485,000     10/95
Tewksbury, MA         4,560,000      1,640,000       7,289,000         22,000     1,648,000     6,823,000     8,471,000      3/96
Andover, MA                   -      1,171,000       2,818,000          1,000     1,171,000     2,658,000     3,829,000      7/96
Westford, MA                  -      1,053,000       2,426,000         21,000     1,058,000     2,353,000     3,411,000      4/97
Hudson, NH                    -        274,000       3,261,000              0       274,000     3,210,000     3,484,000      3/98
Hopkinton, MA                 -        384,000       2,466,000              0       384,000     2,433,000     2,817,000      3/98
Hopkinton, MA                 -         53,000       5,273,000              0        53,000     5,202,000     5,255,000      3/98
Raynham, MA                   -        534,000       2,018,000              0       534,000     1,991,000     2,525,000      3/98
---------------------------------------------------------------------------------------------------------------------------------
                     12,168,000     12,211,000      56,703,000      1,858,000    12,224,000    54,152,000    66,376,000
=================================================================================================================================

                                MGI PROPERTIES
                                                                    Schedule III
                                                                     (continued)
                    Real Estate and Accumulated Depreciation
                               November 30, 1998

                                                                                              Gross amounts at which
                                             Initial Cost                                   carried at close of period*
                                    ----------------------------      Costs       -----------------------------------------------
                                                     Building      capitalized                  Building
                                                       and        subsequent to                   and                      Date
Description           Encumbrances       Land      Improvements    acquisition      Land      Improvements     Total     acquired
---------------------------------------------------------------------------------------------------------------------------------
Industrial Properties:
Bedford, MA                     -      512,000       2,062,000        154,000       512,000     1,840,000     2,352,000     10/92
Wilmington, MA          3,930,000    2,390,000       4,638,000        259,000     2,390,000     4,205,000     6,595,000      5/93
Wilmington, MA                  -    1,394,000       3,208,000        151,000     1,394,000     2,902,000     4,296,000      8/93
Wilmington, MA                  -      501,000       2,013,000         61,000       501,000     1,854,000     2,355,000     11/94
Tewksbury, MA           8,065,000    1,739,000       8,994,000        723,000     1,739,000     8,634,000    10,373,000      3/95
Marlborough, MA                 -    1,040,000       1,303,000        238,000     1,040,000     1,428,000     2,468,000      6/95
Marlborough, MA                 -      579,000       2,244,000        377,000       579,000     2,422,000     3,001,000     12/95
Franklin, MA                    -      599,000       3,256,000              0       599,000     3,029,000     3,628,000     12/95
Franklin, MA                    -      706,000       2,523,000         20,000       706,000     2,365,000     3,071,000     12/95
Franklin, MA                    -      932,000       4,160,000              0       932,000     3,939,000     4,871,000      8/96
Methuen, MA                     -      540,000       1,220,000          2,000       541,000     1,166,000     1,707,000     12/96
Methuen, MA                     -    1,334,000       3,518,000          3,000     1,335,000     3,362,000     4,697,000     12/96
Andover, MA                     -    1,084,000       3,444,000         93,000     1,088,000     3,413,000     4,501,000      5/97
Nashua, NH                      -      785,000       2,360,000              0       785,000     2,299,000     3,084,000      9/97
Nashua, NH                      -    1,478,000       3,641,000          4,000     1,478,000     3,550,000     5,028,000      9/97
Hopkinton, MA                   -       29,000       1,921,000              0        29,000     1,895,000     1,924,000      3/98
---------------------------------------------------------------------------------------------------------------------------------
                       11,995,000   15,642,000      50,505,000      2,085,000    15,648,000    48,303,000    63,951,000
=================================================================================================================================
Retail:
Hagerstown, MD                  -      364,000       1,459,000              0       364,000       968,000     1,332,000     12/84
Baltimore, MD                   -    2,000,000       5,710,000        131,000     1,832,000     4,301,000     6,133,000      7/87
Temple Terrace, FL      4,734,000    2,600,000       6,540,000        335,000     2,600,000     4,950,000     7,550,000     12/87
Aurora, IL             12,292,000   12,576,000      15,372,000      3,667,000    12,576,000    14,266,000    26,842,000      5/90
Peabody, MA                     -    4,705,000       5,623,000          1,000     4,705,000     5,171,000     9,876,000      8/95
---------------------------------------------------------------------------------------------------------------------------------
                       17,026,000   22,245,000      34,704,000      4,134,000    22,077,000    29,656,000    51,733,000
=================================================================================================================================
Apartments:
Harrison Township, MI  11,462,000      700,000       1,948,000     12,453,000       701,000     8,363,000     9,064,000     11/74
Bloomfield Hills, MI   10,171,000    4,325,000      12,126,000      2,236,000     4,325,000     8,876,000    13,201,000      1/89
Laurel, MD              9,066,000      613,000      12,722,000        (71,000)      613,000     9,974,000    10,587,000      9/90
---------------------------------------------------------------------------------------------------------------------------------
                       30,699,000    5,638,000      26,796,000     14,618,000     5,639,000    27,213,000    32,852,000
=================================================================================================================================
Other:
Portland, ME            1,694,000    2,309,000          12,000              -     2,309,000        12,000     2,321,000      7/96
Tampa, FL                       -      427,000               -              -       427,000             -       427,000     12/95
Mount Clemens, MI               -       25,000               -              -        25,000             -        25,000      7/86
Hopkinton, MA                   -      202,000               -              -       202,000             -       202,000      3/98
---------------------------------------------------------------------------------------------------------------------------------
                        1,694,000    2,963,000          12,000              -     2,963,000        12,000     2,975,000
=================================================================================================================================
                      $95,517,000  $83,318,000    $299,626,000    $32,827,000   $83,129,000  $282,414,000  $365,543,000
=================================================================================================================================

*Effective October 14, 1998 with the adoption of the Plan, the Trust reclassified $50.2 million of accumulated depreciation and amortization against the original cost of real estate assets, and captioned the resulting total of $365,543,000 as "Properties held for Sale" in the accompanying balance sheet of November 30, 1998.

                                MGI PROPERTIES
                                                                    Schedule III
                                                                     (continued)
                    Real Estate and Accumulated Depreciation
                               November 30, 1998

A summary of real estate investments and accumulated depreciation and amortization for the three years ended November 30 follows:


                                                                     November 30,
                                                       1998               1997              1996
                                                 --------------------------------------------------
Real Estate Investments
Balance at beginning of year                     $381,943,000        $356,024,000      $293,469,000
Add:
Investments                                        57,140,000          48,000,000        59,950,000
Building improvements                               3,816,000           3,114,000         3,307,000
Tenant improvements                                 3,666,000           2,669,000         2,702,000
---------------------------------------------------------------------------------------------------
                                                  446,565,000         409,807,000       359,428,000
Deduct:
Real estate dispositions                           30,796,000          24,046,000         3,404,000
Fully amortized assets and other                            -           3,818,000                 -
Reclassification to properties held for sale       50,226,000                   -                 -
---------------------------------------------------------------------------------------------------
Balance at end of year                           $365,543,000        $381,943,000      $356,024,000
===================================================================================================
Accumulated Depreciation and Amortization
Balance at beginning of year                     $ 47,158,000        $ 44,810,000      $ 36,375,000
Add:
Depreciation and amortization                       9,200,000           9,874,000         8,832,000
Deduct:
Real estate dispositions                            6,132,000           4,292,000           397,000
Fully amortized and other                                   -           3,234,000                 -
Reclassification to properties held for sale       50,226,000                   -                 -
---------------------------------------------------------------------------------------------------
Balance at end of year                           $          -        $ 47,158,000      $ 44,810,000
===================================================================================================

The aggregate cost for Federal income tax purposes of the above investments at November 30, 1998 was approximately $414 million.

Refer to note 2 regarding the Trust's accounting policies on real estate investments and depreciation amortization.

                                MGI PROPERTIES
                                                                      Exhibit XI

                   Computation of Diluted Earnings per Share

                                                                            Year ended November 30
                                              --------------------------------------------------------------------------------
                                                   1998             1997             1996             1995             1994
------------------------------------------------------------------------------------------------------------------------------
Net income                                     $29,817,000      $20,466,000      $24,305,000      $14,319,000      $14,491,000
==============================================================================================================================
Weighted average number of common shares
 outstanding                                    13,736,729       13,289,781       11,540,972       11,487,677       11,450,451
Additional number of share equivalents
 assuming exercise of options                      337,400          302,326          180,257           82,408           91,834
------------------------------------------------------------------------------------------------------------------------------
Weighted average number of shares assuming
 full dilution                                  14,074,129       13,592,107       11,721,229       11,570,085       11,542,285
==============================================================================================================================
Diluted earnings per share                     $      2.12      $      1.51      $      2.07      $      1.24      $      1.26
==============================================================================================================================

                        CONSENT OF INDEPENDENT AUDITORS

THE BOARD OF TRUSTEES
MGI PROPERTIES:

We consent to incorporation by reference in the registration statements (Nos. 33-21584, 2-97270, 33-65844, 33-53433 and 33-63901) on Form S-8 of MGI
Properties and subsidiaries of our report dated December 16, 1998, relating to the consolidated balance sheets of MGI Properties and subsidiaries as of November 30, 1998 and 1997, and the related consolidated statements of earnings and cash flows for each of the years in the three-year period ended November 30, 1998, and related schedule, which report appears in the November 30, 1998 annual report on Form 10-K of MGI Properties and subsidiaries.



                                                          KPMG Peat Marwick LLP

Boston, Massachusetts
December 16, 1998