Form 10-Q
period 1999-02-28
MGI PROPERTIES
filed 1999-04-14
CIK 68330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended:   February 28, 1999      Commission File Number:  1-6833
                        -----------------                               ------

                                 MGI PROPERTIES
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        MASSACHUSETTS                                    04-6268740
-------------------------------            ------------------------------------
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

Common shares outstanding as of April 14, 1999: 13,774,221

                                 MGI PROPERTIES
                                      INDEX

PART I:  FINANCIAL INFORMATION                                  Page No.
                                                                --------
Item 1:  Financial Statements

Consolidated Balance Sheets                                         3

Consolidated Statements of Earnings                                 4

Consolidated Statements of Cash Flows                               5

Consolidated Statements of Changes in Shareholders' Equity          6

Notes to Consolidated Financial Statements                          7

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations              9


PART II: OTHER INFORMATION

Items 1 - 6                                                        15

Signatures                                                         16

                                 MGI PROPERTIES
                         PART I -- FINANCIAL INFORMATION
                           CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------
                                                                   February 28, 1999       November 30, 1998
                                                                      (unaudited)
------------------------------------------------------------------------------------------------------------

ASSETS

Real estate:
Properties held for sale                                              $365,626,000             $365,543,000
Cash and cash equivalents                                               11,538,000               12,265,000
Accounts receivable                                                      4,414,000                5,040,000
Other assets                                                            11,437,000               11,655,000
------------------------------------------------------------------------------------------------------------
                                                                      $393,015,000             $394,503,000
============================================================================================================

LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Liabilities:

Loans payable                                                         $125,041,000             $130,517,000
Other liabilities                                                        8,165,000                7,164,000
------------------------------------------------------------------------------------------------------------
Total liabilities                                                      133,206,000              137,681,000

Shareholders' equity:

Common shares -- $1 par value; 17,500,000 shares authorized;
  13,774,221 issued (13,764,221 at November 30, 1998)                   13,774,000               13,764,000
Additional paid-in capital                                             208,363,000              208,278,000
Undistributed net income                                                37,672,000               34,780,000
------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                             259,809,000              256,822,000
------------------------------------------------------------------------------------------------------------
                                                                      $393,015,000             $394,503,000
============================================================================================================

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)

                                                                       Three Months Ended
                                                          --------------------------------------------
                                                          February 28, 1999          February 28, 1998
------------------------------------------------------------------------------------------------------
INCOME
Rental                                                        $18,667,000                 $16,278,000
Interest                                                          144,000                     210,000
------------------------------------------------------------------------------------------------------
Total income                                                   18,811,000                  16,488,000
------------------------------------------------------------------------------------------------------

EXPENSES

Property operating expenses                                     4,106,000                   3,926,000
Real estate taxes                                               2,215,000                   1,938,000
Depreciation and amortization                                     359,000                   2,666,000
Interest                                                        2,560,000                   2,349,000
General and administrative                                        827,000                     856,000
Liquidation plan expenses                                         878,000                           -
------------------------------------------------------------------------------------------------------
Total expenses                                                 10,945,000                  11,735,000
------------------------------------------------------------------------------------------------------
Income before net gains                                         7,866,000                   4,753,000
Net (loss) gains on sale of real estate assets                   (143,000)                  6,075,000
------------------------------------------------------------------------------------------------------
Income before extraordinary item                                7,723,000                  10,828,000
Extraordinary item - prepayment of debt                          (286,000)                          -
------------------------------------------------------------------------------------------------------
Net income                                                    $ 7,437,000                 $10,828,000
======================================================================================================


PER SHARE DATA

Basic earnings                                                      $0.54                       $0.79
======================================================================================================

Diluted earnings                                                    $0.52                       $0.78
======================================================================================================

Weighted average shares outstanding                            13,770,999                  13,677,429
======================================================================================================

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                             Three Months Ended
                                                                     --------------------------------------
                                                                     February 28, 1999    February 28, 1998
-----------------------------------------------------------------------------------------------------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES

Net income                                                             $  7,437,000         $10,828,000
Adjustments to reconcile net income to net cash
    provided by operating activities:
Depreciation and amortization                                               359,000           2,666,000
Net loss (gains) on sale of real estate assets                              143,000          (6,075,000)
Extraordinary item                                                          286,000                   -
Other                                                                     1,909,000             377,000
-----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                10,134,000           7,796,000
-----------------------------------------------------------------------------------------------------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES

Acquisitions of real estate                                                (339,000)        (10,219,000)
Additions to real estate                                                   (472,000)           (955,000)
Tenant improvements                                                        (607,000)         (1,320,000)
Deferred tenant charges                                                    (364,000)           (648,000)
Net proceeds from sales of real estate                                    1,190,000          13,940,000
Other                                                                       (58,000)         (1,110,000)
-----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                      (650,000)           (312,000)
-----------------------------------------------------------------------------------------------------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES

Additions to loans payable, net                                           7,500,000          11,550,000
Repayment of loans payable                                              (12,975,000)         (8,705,000)
Mortgage prepayment penalty                                                (286,000)                  -
Cash distributions                                                       (4,545,000)         (3,971,000)
Proceeds from issuance of common shares                                      95,000             455,000
-----------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                   (10,211,000)           (671,000)
-----------------------------------------------------------------------------------------------------------
Net (decrease)/increase in cash and short-term investments                 (727,000)          6,813,000
-----------------------------------------------------------------------------------------------------------

CASH  AND  CASH EQUIVALENTS

Beginning of period                                                      12,265,000          13,964,000
-----------------------------------------------------------------------------------------------------------
End of period                                                           $11,538,000         $20,777,000
===========================================================================================================

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)

----------------------------------------------------------------------------------------------
                                                                Additional
                                             Common               Paid-In       Undistributed
                                             Shares               Capital          Net Income
----------------------------------------------------------------------------------------------

Balance at November 30, 1998              $13,764,000          $208,278,000       $34,780,000

Net income                                         --                    --         7,437,000

Cash liquidating distributions                     --                    --        (4,545,000)

Options exercised and other                    10,000                85,000                --

----------------------------------------------------------------------------------------------

Balance at February 28, 1999              $13,774,000          $208,363,000       $37,672,000
==============================================================================================

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

Note 2:  The shareholders of the Trust approved a Plan of Complete
         Liquidation and Termination of the Trust (the "Plan") at a special meeting held on October 14, 1998. The Plan calls for the sale of all of the Trust's assets. Net sales proceeds and available cash will be used to satisfy existing debts and obligations with remaining funds to be distributed to shareholders. Although it is expected that the Trust will continue to qualify as a REIT for the period prior to the distribution of MGI's assets to shareholders, no assurance can be given that the Trust will not lose or terminate its status as a REIT as a result of unforeseen circumstances.

Note 3: On March 23, 1999, the Board of Trustees declared a quarterly distribution of $.33 per share, payable April 16, 1999, to shareholders of record April 6, 1998. This distribution will aggregate $4.5 million. Under the provisions of the Code, distributions made within 24 months of the adoption of the Plan are considered liquidating distributions and will not be dividend income when received by shareholders. Distributions in liquidation are first used to reduce a shareholder's tax basis in his or her shares of MGI with the excess, if any, generally constituting a capital gain, short or long term, as applicable. Inclusive of the $.33 distribution to be made on April 16, 1999 and the $.33 distribution paid in January 1999, distributions since the October 14, 1998 liquidation vote will total $.66 per share.

Note 4: With shareholder approval of the Plan on October 14, 1998, the Trust reclassified its real estate assets to "properties held for sale" and on that date ceased depreciation of the assets and reclassified accumulated depreciation and amortization to the appropriate categories. Subsequent to the close of the quarter, the Trust entered into an agreement to sell 53 properties totaling 4.4 million square feet. The sale is subject to the customary terms and conditions for a transaction of this size, including the purchaser's satisfactory completion of due diligence, engineering and environmental inspections, and approval of title and surveys. This sale is expected to close in MGI's third quarter, although there can be no assurance that it will be successfully completed. During the first quarter of 1999, the Trust completed the sale of a Hagerstown, Maryland retail center and recognized a net loss of $143,000.

Note 5: Cash applied to interest payments amounted to $2.6 million and $2.3 million for the three-month periods ended February 28, 1999 and February 28, 1998, respectively.

                                 MGI PROPERTIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (Continued)

Note 6: Following shareholder approval of the Plan on October 14, 1998, option holders, in accordance with their option agreements, have elected, as an alternative to exercising their options, to receive in cash the difference between the per share option exercise price and the aggregate per share net liquidation proceeds to be distributed to shareholders. The estimated expense associated with these elections, which is the difference between the per share option exercise price and the aggregate per share net liquidation proceeds expected to be distributed to shareholders, will be recognized upon declaration of the related liquidating distributions. Holders of approximately 1.5 million options having an aggregate average exercise price of approximately $19.84 have made this election.

Note 7: MGI intends to qualify for the year ended November 30, 1999 as a real estate investment trust under the provisions of Sections 856-860 of the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for Federal income taxes.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

         MGI is a self-administered equity REIT that is operating under a Plan of Complete Liquidation and Termination of the Trust (the "Plan"). The Trust owns and operates a diversified portfolio of income-producing real estate consisting of 65 commercial properties and three multi-family residential properties. The commercial portfolio consists of 5.6 million square feet, 87% of which is comprised of office, office/R&D and industrial properties. The multi-family properties consist of three residential communities aggregating 959 units. At February 28, 1999, the commercial and residential properties were 97.4% and 91.2% leased, respectively. Since 1992, the Trust has focused on the commercial segment of the real estate market, specifically industrial and office properties located in New England. At February 28, 1999, 66%, based upon cost, of MGI's real estate assets were located in New England.

         The shareholders of the Trust approved the Plan at a special meeting held on October 14, 1998. The Plan is discussed in the Trust's Form 10-K for the year ended November 30, 1998, and in the definitive Proxy Statement dated September 10, 1998, including risk factors, income tax consequences and certain other considerations. As part of that discussion, management estimated that substantially all of the properties would be sold within 12 to 15 months of shareholder adoption of the Plan. Subsequent to the close of the quarter, the Trust entered into an agreement to sell 53 properties totaling 4.4 million square feet. The sale is subject to the customary terms and conditions for a transaction of this size, including the purchaser's satisfactory completion of due diligence, engineering and environmental inspections, and approval of title and surveys. This sale is expected to close in MGI's third quarter, although there can be no assurance that it will be successfully completed. To the extent the sale of the 53 properties closes in the third quarter as currently anticipated, a significant portion of the sale proceeds after expenses, repayment of secured and corporate debt, and the establishment of appropriate reserves, can be expected to be distributed in the third quarter. As of the date hereof, management believes that the purchase price for the sale of these properties, coupled with management's current estimate of sale prices and other assumptions with respect to the remainder of the portfolio, is expected to result in aggregate net liquidation proceeds of between $29 and $30 per share, after all fees and liquidation costs have been paid; however, no assurance can be given as to the timing of distributions or that per share net cash proceeds will be within this range or will reach this range. During the quarter, the Trust completed the sale of a Hagerstown, Maryland retail center and recognized a net loss of $143,000.

         As of February 28, 1999, the Trust's real estate investments were located by geographic region as follows:

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

                                                                                                  % of
                                                                                                Portfolio
                                                                                % of          Based on 1999
                                          Square Feet of                      Portfolio         Property
                          Number of         Commercial        Apartment         Based           Operating
Location                  Properties         Property           Units          on Cost            Income
--------                  ----------         --------           -----          -------            ------

New England                   55             4,522,000             --           66.0%              71.8%
Mid-West                       5               442,500            722           17.8%              14.2%
Southeast                      5               318,800             --            6.8%               5.2%
Mid-Atlantic                   3               325,300            237            9.4%               8.8%
                              --             ---------            ---          ------             ------
Total Portfolio               68             5,608,600            959          100.0%             100.0%
                              ==             =========            ===          ======             ======


Liquidity and Capital Resources
-------------------------------

         Shareholders' equity at February 28, 1999 was $259.8 million, compared to $256.8 million at November 30, 1998. The increase primarily reflects the excess of net income over distributions paid in the first quarter. At February 28, 1999, financial liquidity was provided by $11.5 million in cash and cash equivalents and by unused lines of credit aggregating $32.5 million.

         Loans payable totaled $125.0 million at February 28, 1999, a net decrease of $5.5 million compared to $130.5 million at November 30, 1998. During the quarter, the Trust repaid a $12.3 million mortgage loan that was secured by an Aurora, Illinois retail center and incurred a $0.3 million penalty which was recorded as an extraordinary item. In addition, the Trust drew $7.5 million from its line of credit primarily to fund the loan prepayment. The balance of the change represents scheduled principal payments. Scheduled loan principal payments due within 12 months of February 28, 1999 total $2.9 million. MGI believes it will continue to be able to extend or refinance maturing mortgage loans upon satisfactory terms.

         Cash requirements during the balance of fiscal 1999 include distributions to shareholders, capital and tenant improvements and other leasing expenditures required to maintain MGI's occupancy levels and other investment undertakings. Currently, the Trust is contractually committed to approximately $3.5 million of capital and tenant improvement projects, which are anticipated to be completed during the next two fiscal quarters.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

         In connection with the Plan, MGI anticipates incurring a variety of costs and fees including costs related to sales, fees to advisors and other professionals, severance compensation, payments to holders of stock options, and other expenses related to liquidation. Among the costs is an estimated $4.2 million of employee severance compensation, which includes a base and incentive component. Payment of employee severance compensation is contingent upon the employee's continuing employment and is being recognized as an expense over a 15-month period beginning October 14, 1998. The Trust has entered into agreements with a financial advisor and an exclusive property sales agent. Each agreement provides for a fee of $1.5 million to be paid in the event of a complete liquidation or merger, with a minimum of $400,000 to be paid to each. In addition, the Trust has agreed to reimburse their out-of-pocket expenses up to $650,000 in the aggregate, of which $132,000 has been paid to date.

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

Results of Operations
---------------------

         Net income for the quarter ended February 28, 1999 was $7,437,000, or $.54 per share, compared to $10,828,000, or $.79 per share, for the first quarter one year ago. Net income in the first quarter of 1999 included a $143,000 loss from the sale of one property, a $286,000 loan prepayment fee and liquidation-related expenses of $878,000. Pursuant to the required accounting for properties held for sale, there was no depreciation or amortization of real estate assets recognized in the first quarter of 1999. Included in 1998 first quarter net income were net gains of $6,075,000, from four property sales.

         Funds from operations ("FFO") totaled $9.1 million in the first quarter of fiscal 1999, compared to $7.4 million in the corresponding quarter of 1998. MGI calculates FFO in conformity with the NAREIT definition which is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures, and for significant non-recurring events (such as Liquidation Plan expenses). MGI believes FFO is an appropriate supplemental measure of operating performance. The following is a reconciliation of net income to FFO:

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

                                                                         Three Months Ended
                                                                         ------------------
                                                           February 28, 1999          February 28, 1998
                                                           -----------------          -----------------

Net income                                                      $7,437,000                $10,828,000

Plus net loss/(less net gain) and extraordinary item               429,000                 (6,075,000)
Plus building depreciation                                               -                  2,035,000
Plus tenant improvement and
    commission amortization                                        334,000                    590,000
Plus liquidation plan expenses                                     878,000                          -
                                                                ----------                -----------
FFO                                                             $9,078,000                $ 7,378,000
                                                                ==========                ===========

         The $3.1 million increase in income before net gains, when 1999 is compared to 1998, resulted from a $1.9 million increase ($12.3 million versus $10.4 million, respectively) in property operating income (which is defined as rental income less property operating expenses and real estate taxes), offset by increases in interest and liquidation plan expenses. Moreover, depreciation and amortization decreased by $2.3 million, as the Trust stopped depreciating its real estate assets on October 14, 1998, the date shareholders approved the Plan. The increase in interest expense of $0.2 million was due primarily to debt incurred in connection with the acquisition of properties in 1998. Liquidation plan expenses of $878,000 primarily reflects employee severance costs which are being recognized over a 15-month period beginning with the approval of the Plan The change in 1999 FFO when compared to 1998 is attributable to the same factors that affected income before net gains in such periods, excluding the effect of changes in depreciation and amortization and liquidation plan expenses.

         The change in property operating income from 1998 to 1999 reflects improved results from comparable properties (which is defined as properties owned throughout both 1998 and 1999), as well as the effect of the sale and acquisition of properties, is detailed below:

                                                                                                    Net Change in
                             Properties Held             1998             1999 and 1998          Property Operating
   Property Type                Both Years           Acquisitions             Sales                    Income
   -------------                ----------           ------------         -------------          ------------------

Office                          $ 248,000             $ 898,000              $ (54,000)               $1,092,000
Office/R&D                        382,000               447,000                     --                   829,000
Industrial                        182,000                61,000               (138,000)                  105,000
Retail                            210,000                    --               (152,000)                   58,000
Multi-family                       72,000                    --               (316,000)                 (244,000)
Management and other               95,000                   --                      --                    95,000
                               ----------            ----------              ---------                ----------
Total                          $1,189,000            $1,406,000              $(660,000)               $1,935,000
                               ==========            ==========              =========                ==========

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

         The 12.3% increase in "same store" property operating income from the 54 comparable properties reflects increased rental revenue from higher rents due to leasing activity and higher overall occupancy than the comparable quarter in fiscal 1998. Rental rates for leases signed during 1999 are expected to increase by approximately 48% compared to the previous rents in place. Rental revenue has also been positively impacted by the portfolio's overall leased rate which increased from 93.4% at February 28, 1998 to 96.6% at February 28, 1999. The Trust's property management operation contributed an additional $95,000 for the quarter, reflecting the benefit of 4.1 million square feet of property under management in 1999.

         Commercial leases signed in 1999, the percentage of the commercial properties leased and scheduled commercial lease expirations in 1999 (in square feet) are as follows:

                                                                      Scheduled Expirations
      Property              Percentage               1999                  Remaining
        Type                  Leased                Leasing                  1999
     ----------            -------------           ---------          ---------------------

Office                         96.1%                 49,000                 88,700
Industrial                     97.7%                 44,900                145,800
Office/R&D                     98.0%                 46,100                130,400
Retail                         99.1%                 25,500                 25,000
                               ----                  ------                -------
Total Commercial               97.4%                165,500                389,900
                               =====                =======                =======

         Scheduled expirations in 1999 represent 7.0% of the Trust's total commercial square feet at February 28, 1999, compared to scheduled expirations in 1998 of 327,100 square feet, which represented 6% of the Trust's total commercial square feet at February 28, 1998.

         The remaining fiscal 1999 commercial lease expirations are scheduled as follows: 228,400 square feet in the second quarter, 107,000 square feet in the third quarter and 54,500 square feet in the fourth quarter. In the Trust's New England portfolio, leases relating to 314,000 square feet are scheduled to expire during the balance of 1999, which management believes are subject to rents that are generally below the current market. Included in the 1999 expirations is a 105,500 square-foot lease, which space the tenant is scheduled to vacate at the end of April 1999, at an Andover, Massachusetts office building. The Trust is currently seeking a tenant for such space.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Forward Looking Statements
--------------------------

         Statements made or incorporated in this Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are dependent on a number of factors which could cause actual results to differ materially from those expressed or implied in the forward-looking statements. This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are dependent on a number of factors which could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Such factors include, among other things, the risks of future action or inaction by the Board of Trustees with respect to the Plan of Liquidation (and the actual results thereof), including the possibility of litigation pertaining thereto; the net realizable value of the Trust's properties in the event the Plan of Liquidation is implemented; changes in national and local economic and financial market conditions; the successful completion of the sale described in this Report, as well as those factors set forth in MGI's Form 10-K for the year ended November 30, 1998, including those set forth under "Forward-Looking Statements," "Other" and Item 1 - "Adoption of Liquidation Plan."

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

          a) Exhibit:

          Exhibit 27.1 - Financial Data Schedule

          b) Reports on Form 8-K:  None

                                 MGI PROPERTIES
                                   SIGNATURES

       Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:      April 14, 1999                 /s/ Phillip C. Vitali
           --------------                 --------------------------------------
                                          Phillip C. Vitali
                                          Executive Vice President and Treasurer
                                          (Chief Financial Officer)

Date:      April 14, 1999                 /s/ David P. Morency
           --------------                 --------------------------------------
                                          David P. Morency
                                          Controller
                                          (Principal Accounting Officer)