Form 10-Q
period 1999-05-31
MGI PROPERTIES
filed 1999-07-07
CIK 68330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended: May 31, 1999      Commission File Number: 1-6833
                               -------------                              ------

                                 MGI PROPERTIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  MASSACHUSETTS                                 04-6268740
---------------------------------------------      ------------------------------------
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
 or organization)


                   One Winthrop Square, Boston, Massachusetts 02110
---------------------------------------------------------------------------------------
                  (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:           (617) 422-6000
                                                   ------------------------------------

                                          N/A
---------------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X        No
                               ---------     ---------


Common shares outstanding as of July 6, 1999:  13,774,221



                               Page 1 of 16 pages
                        Exhibit Index appears on Page 14

                                 MGI PROPERTIES
                                      INDEX


                                                                        Page No.
PART I:   FINANCIAL INFORMATION

Item 1:   Financial Statements

Consolidated Balance Sheets                                                 3

Consolidated Statements of Earnings                                         4

Consolidated Statements of Cash Flow                                        5

Consolidated Statements of Changes in Shareholders' Equity                  6

Notes to Consolidated Financial Statements                                  7

Item 2:   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     9

PART II:  OTHER INFORMATION

Items 1 - 6                                                                14

Signatures                                                                 15

Exhibit 11: Computation of Earnings Per Share                              16

                                 MGI PROPERTIES
                         PART I -- FINANCIAL INFORMATION
                           CONSOLIDATED BALANCE SHEETS


------------------------------------------------------------------------------------------
                                                       May 31, 1999      November 30, 1998
                                                       (unaudited)
------------------------------------------------------------------------------------------
ASSETS

Real estate:
Properties held for sale                               $365,881,000         $365,543,000
Cash and cash equivalents                                 7,418,000           12,265,000
Accounts receivable                                       3,720,000            5,040,000
Other assets                                             11,340,000           11,655,000
------------------------------------------------------------------------------------------
                                                       $388,359,000         $394,503,000
==========================================================================================

LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Liabilities:
Loans payable                                          $117,621,000         $130,517,000
Other liabilities                                         8,678,000            7,164,000
------------------------------------------------------------------------------------------
Total liabilities                                       126,299,000          137,681,000

Shareholders' equity:
Common shares -- $1 par value; 17,500,000 shares authorized;
    13,774,221 issued (13,764,221 at November 30, 1998)  13,774,000           13,764,000
Additional paid-in capital                              208,363,000          208,278,000
Undistributed net income                                 39,923,000           34,780,000
------------------------------------------------------------------------------------------
Total shareholders' equity                              262,060,000          256,822,000
------------------------------------------------------------------------------------------
                                                       $388,359,000         $394,503,000
==========================================================================================

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)

-----------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended                    Six Months Ended
                                                   ----------------------------       ---------------------------------
                                                   May 31, 1999    May 31, 1998       May 31, 1999        May 31, 1998
-----------------------------------------------------------------------------------------------------------------------
INCOME
Rental                                              $18,787,000    $17,447,000          $37,454,000         $33,725,000
Interest                                                139,000        137,000              283,000             347,000
-----------------------------------------------------------------------------------------------------------------------
Total income                                         18,926,000     17,584,000           37,737,000          34,072,000
-----------------------------------------------------------------------------------------------------------------------

EXPENSES
Property operating expenses                           4,080,000      4,000,000            8,186,000           7,926,000
Real estate taxes                                     2,212,000      2,054,000            4,427,000           3,992,000
Depreciation and amortization                           376,000      2,902,000              735,000           5,568,000
Unrealized loss on property held for sale             1,200,000             --            1,200,000                  --
Interest                                              2,330,000      2,644,000            4,890,000           4,993,000
General and administrative                            1,026,000        859,000            1,853,000           1,715,000
Liquidation plan                                        905,000             --            1,783,000                  --
-----------------------------------------------------------------------------------------------------------------------
Total expenses                                       12,129,000     12,459,000           23,074,000          24,194,000
-----------------------------------------------------------------------------------------------------------------------

Income before net gains                               6,797,000      5,125,000           14,663,000           9,878,000
Net gains (loss)                                             --      1,950,000             (143,000)          8,025,000
-----------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                      6,797,000      7,075,000           14,520,000          17,903,000
Extraordinary item - prepayment of debt                      --             --             (286,000)                 --
-----------------------------------------------------------------------------------------------------------------------
Net income                                           $6,797,000     $7,075,000          $14,234,000         $17,903,000
=======================================================================================================================

PER SHARE DATA
Basic earnings per share                                  $0.49          $0.51                $1.03               $1.31
=======================================================================================================================

Diluted earnings per share                                $0.48          $0.50                $1.00               $1.28
=======================================================================================================================

Weighted average shares outstanding                  13,774,221     13,756,217           13,772,628          13,711,816
=======================================================================================================================

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                               Six Months Ended
                                                       --------------------------------
                                                       May 31, 1999        May 31, 1998
---------------------------------------------------------------------------------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES

Net income                                             $ 14,234,000         $17,903,000
Adjustments to reconcile net income to net cash
    provided by operating activities:
Depreciation and amortization                               735,000           5,568,000
Unrealized loss on property held for sale                 1,200,000                   -
Net (gain) loss                                             143,000          (8,025,000)
Extraordinary item                                          286,000                   -
Other                                                     3,756,000          (1,083,000)
---------------------------------------------------------------------------------------

Net cash provided by operating activities                20,354,000          14,363,000
---------------------------------------------------------------------------------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES

Acquisitions of real estate                                (339,000)        (57,127,000)
Additions to real estate                                   (912,000)         (1,937,000)
Tenant improvements                                      (1,621,000)         (2,020,000)
Deferred tenant charges                                    (974,000)         (1,118,000)
Net proceeds from sales of real estate                    1,190,000          17,979,000
Other                                                      (367,000)            877,000
---------------------------------------------------------------------------------------

Net cash used in investing activities                    (3,023,000)        (43,346,000)
---------------------------------------------------------------------------------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES

Additions to loans payable, net                           1,000,000          46,550,000
Repayment of loans payable                              (13,896,000)        (16,932,000)
Mortgage prepayment penalty                                (286,000)                  -
Cash distributions                                       (9,091,000)         (7,960,000)
Proceeds from issuance of common shares                      95,000             985,000
---------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities     (22,178,000)         22,643,000
---------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                (4,847,000)         (6,340,000)
---------------------------------------------------------------------------------------

CASH  AND  CASH EQUIVALENTS

Beginning of period                                      12,265,000          13,964,000
---------------------------------------------------------------------------------------

End of period                                            $7,418,000          $7,624,000
=======================================================================================

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                                   (unaudited)


--------------------------------------------------------------------------------
                                                   Additional
                                        Common      Paid-In      Undistributed
                                        Shares      Capital       Net Income
--------------------------------------------------------------------------------
Balance at November 30, 1998        $13,764,000   $208,278,000    $34,780,000

Net income                                   --             --     14,234,000

Cash liquidating distributions               --             --     (9,091,000)

Options exercised                        10,000         85,000             --

--------------------------------------------------------------------------------

Balance at May 31, 1999             $13,774,000   $208,363,000    $39,923,000
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

Note 2:  The shareholders of the Trust approved a Plan of Complete
------ Liquidation and Termination of the Trust (the "Plan") at a special meeting held on October 14, 1998. The Plan calls for the sale of all of the Trust's assets. Net sales proceeds and available cash will be used to satisfy existing debts and obligations with remaining funds to be distributed to shareholders. Although it is expected that the Trust will continue to qualify as a REIT for the period prior to the distribution of MGI's assets to shareholders, no assurance can be given that the Trust will not lose or terminate its status as a REIT as a result of unforeseen circumstances.

Note 3:  On June 22, 1999, the Board of Trustees declared a
------ distribution of $19.00 per share. The distribution is payable July 30, 1999 to shareholders of record at the close of business on July 16, 1999. This distribution will aggregate $265 million. Since the October 14, 1998 liquidation vote, liquidating distributions, inclusive of the $19.00, will total $19.66 per share. Under the provisions of the Internal Revenue Code, distributions made within 24 months of the adoption of the Plan are considered liquidating distributions and will not be dividend income when received by shareholders. Distributions in liquidation are first used to reduce a shareholder's tax basis in his or her shares of MGI with the excess, if any, generally constituting a capital gain, short or long term, as applicable.

Note 4:  With shareholder approval of the Plan on October 14, 1998,
------ the Trust reclassified its real estate assets to "properties held for sale" and on that date ceased depreciation of the assets and reclassified accumulated depreciation and amortization to the appropriate categories. On June 22, 1999, the Trust completed the sale of 53 New England properties totaling 4.4 million square feet and on July 1, 1999 the Trust completed the $18 million sale of a 178,600 square foot Somerset, New Jersey office building. Subsequent to the close of the quarter, the Trust entered into agreements to sell four additional properties. The sales are subject to the customary terms and conditions for transactions of this size, including the respective purchasers' satisfactory completion of due diligence, engineering and environmental inspections, and approval of titles and surveys. These sales are expected to close later in MGI's third quarter or in the fourth quarter, although there can be no assurance that any or all of them will be successfully completed.

                                 MGI PROPERTIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Note 5: Cash applied to interest payments amounted to $2.3 million and $2.6 ------- million for the three-month periods ended May 31, 1999 and May 31,
         1998, respectively. In connection with the June 22, 1999 sale of 53 New England properties, MGI repaid all $36.0 million outstanding on its line of credit, and $46.8 million of mortgage debt was repaid or assumed by the buyer of the New England properties.

Note 6:  Following shareholder approval of the Plan on October 14,
------ 1998, option holders, in accordance with their option agreements, have elected, as an alternative to exercising their options, to receive in cash the difference between the per share option exercise price and the aggregate per share net liquidation proceeds to be distributed to shareholders. The estimated expense associated with these elections, which is the difference between the per share option exercise price and the aggregate per share net liquidation proceeds expected to be distributed to shareholders, will be recognized upon declaration of the related liquidating distributions. Holders of approximately 1.5 million options, having an aggregate average exercise price of approximately $19.84, have made this election.

Note 7: MGI intends to qualify for the year ended November 30, 1999 as a ------- real estate investment trust under the provisions of Sections 856-860 of the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for Federal income taxes.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

      MGI is a self-administered equity REIT that is operating under a Plan of Complete Liquidation and Termination of the Trust (the "Plan"). The shareholders of the Trust approved the Plan at a special meeting held on October 14, 1998. The Plan is discussed in the Trust's Form 10-K for the year ended November 30, 1998, and in the definitive Proxy Statement dated September 10, 1998, including risk factors, income tax consequences and certain other considerations. As part of that discussion, management estimated that substantially all of the properties would be sold within 12 to 15 months of shareholder adoption of the Plan. On June 22, 1999, the Trust completed the sale of 53 New England properties totaling 4.4 million square feet and the Board of Trustees declared a distribution of $19.00 per share. The distribution is payable July 30, 1999 to shareholders of record at the close of business on July 16, 1999. Since the October 14, 1998 liquidation vote, liquidating distributions, inclusive of the $19.00, will total $19.66 per share. On July 1, 1999, the Trust completed the sale of a Somerset, New Jersey office building for a price of $18 million prior to selling costs.

      Following the completion of these two sales, MGI owns 13 properties, which aggregate 1.1 million square feet of commercial space and 959 residential apartments. The sales have eliminated $46.8 million of debt secured by several of the New England properties and MGI repaid all $36 million outstanding on its line of credit. Debt now totals $34.8 million and is secured by certain of these remaining properties. As of May 31, 1999, these 13 properties had a net carrying value that approximates 26% of MGI's real estate at depreciated cost and represented approximately 28% of MGI's property operating income. The 13 properties are being actively marketed with four properties currently under agreement. The sales are subject to the customary terms and conditions, including the respective purchasers' satisfactory completion of due diligence, engineering and environmental inspections, and approval of titles and surveys. These sales are expected to close later in MGI's third quarter or in the fourth quarter, although there can be no assurance that all or any of them will be successfully completed.

      The current estimate of pricing with respect to the remaining properties, when added to the net proceeds of the June sales, is expected to result in aggregate net liquidation proceeds of between $29 and $30 per share after all fees and liquidation costs; however, no assurance can be given that per share net cash distributions will be within this range or will reach this range and no assurances can be made as to the timing of remaining future distributions. Following payout of the $19.00 per share distribution, MGI expects that short term investments, primarily in Government securities, will approximate $60 million.


Liquidity and Capital Resources
-------------------------------

      Shareholders' equity at May 31, 1999 was $262.1 million, compared to $256.8 million at November 30, 1998. The increase primarily reflects the excess of net income over distributions paid. At May 31, 1999, financial liquidity was provided by $7.4 million in cash and cash equivalents and by an unused line of credit aggregating $39.0 million. Subsequent to the completion of the June 22, 1999 sale, MGI terminated its line of credit.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


      Loans payable totaled $117.6 million at May 31, 1999, a net decrease of $12.9 million compared to $130.5 million at November 30, 1998. During the first quarter, the Trust repaid a $12.3 million mortgage loan that was secured by an Aurora, Illinois retail center and incurred a $0.3 million penalty which was recorded as an extraordinary item. In addition, the Trust increased its borrowing from its line of credit by a net of $1.0 million and made scheduled principal payments totaling $1.6 million. Scheduled loan principal payments associated with the remaining unsold properties due within 12 months of May 31, 1999 total $.8 million. MGI has no debt which is scheduled to mature prior to the anticipated completion of the Plan.

      Cash requirements during the balance of fiscal 1999 include distributions to shareholders, capital and tenant improvements and other leasing expenditures required to maintain MGI's occupancy levels and other investment undertakings. Currently, the Trust anticipates funding approximately $.7 million of capital and tenant improvement projects associated with the remaining unsold properties.

      In connection with the Plan, MGI anticipates incurring a variety of costs and fees including costs related to sales, fees to advisors and other professionals, severance compensation, payments to holders of stock options, and other expenses related to liquidation. Among the costs is an estimated $4.2 million of employee severance compensation, which includes base and incentive components. The Trust has entered into agreements with a financial advisor and an exclusive property sales agent. Each agreement provides for a fee of $1.5 million to be paid in the event of a complete liquidation or merger. In connection with sale of the New England properties the Trust paid $990,000 to each with the remaining fees to be paid proportionately as the Trust completes the sale of the remaining properties. In addition, the Trust has agreed to reimburse out-of-pocket expenses of these advisors up to $650,000 in the aggregate, of which $626,000 has been paid to date.


Results of Operations
---------------------

      Net income for the fiscal quarter ended May 31, 1999, was $6.8 million, or $.49 per share (basic), as compared to $7.1 million, or $.51 per share (basic), in the corresponding quarter of 1998. Included in the 1999 second quarter net income was a $1.2 million unrealized loss on properties held for sale which was recognized with the Trust's decision to sell certain of the remaining properties in single property sales transactions. Included in the 1998 second quarter net income was $2.0 million of gain recognized from the sale of an industrial building located in South Carolina. Income before net gain and extraordinary item was $6.8 million and $5.1 million for the quarters ended May 31, 1999 and May 31, 1998, respectively.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


      Net income for the six months ended May 31, 1999, was $14.2 million, or $1.03 per share (basic), as compared to $17.9 million, or $1.31 per share (basic), a year ago. Income before net gain and extraordinary item was $14.7 million and $9.9 million for the six months ended May 31, 1999 and May 31, 1998, respectively. Included in the 1999 year-to-date net income was a $.1 million loss from the sale of one property, a $.3 million loan prepayment fee, liquidation-related expenses of $1.8 million and a $1.2 million unrealized loss on properties held for sale. Included in 1998 year-to-date net income were net gains of $8.0 million from the sale of five properties.

      Funds from operations ("FFO") totaled $9.3 million in the second quarter of fiscal 1999, compared to $8.0 million in the corresponding quarter of 1998. Funds from operations for the six months ended May 31, 1999 and 1998 were $18.3 million and $15.3 million, respectively. MGI calculates FFO in conformity with the NAREIT definition which is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures, and for significant non-recurring events (such as Liquidation Plan expenses). MGI believes FFO is an appropriate supplemental measure of operating performance. The following is a reconciliation of net income to FFO:

                                    Three Months Ended           Six Months Ended
                                    ------------------           ----------------
                                 May 31, 1999  May 31, 1998  May 31, 1999   May 31, 1998
                                 ------------  ------------  ------------   ------------
Net income                        $6,797,000    $7,075,000    $14,234,000    $17,903,000

Plus net loss/(less net gain)             --    (1,950,000)       429,000     (8,025,000)
and extraordinary item

Plus unrealized loss on property   1,200,000            --      1,200,000             --
held for sale

Plus building depreciation                --     2,249,000             --      4,285,000

Plus tenant improvement and          350,000       612,000        684,000      1,200,000
commission amortization

Plus liquidation plan expenses       905,000            --      1,783,000             --
                                  ----------    ----------    -----------    -----------

FFO                               $9,252,000    $7,986,000    $18,330,000    $15,363,000
                                  ==========    ==========    ===========    ===========

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


      The $1.7 million increase in income before net gains, when 1999 is compared to 1998, resulted in part from a $1.1 million increase ($12.5 million versus $11.4 million, respectively) in property operating income (which is defined as rental income less property operating expenses and real estate taxes), offset by liquidation plan expenses and increased general and administrative expenses. Moreover, depreciation and amortization decreased by $2.5 million, as the Trust stopped depreciating its real estate assets on October 14, 1998, the date shareholders approved the Plan. In the second quarter of 1999, the Trust recognized an unrealized loss of $1.2 million, the amount which management determined that the carrying value of a property exceeded its estimated fair value. The decrease in interest expense of $0.3 million was due primarily to a lower average interest rate on outstanding debt. The increase in general and administrative expense is primarily due to the recognition of long term incentive compensation. Liquidation plan expenses of $905,000 primarily reflects employee severance costs.

      The change in property operating income reflects an 8.3%, or $0.9 million increase in income from "same store" properties owned throughout the second quarters of both fiscal 1999 and 1998, the additional income of $.4 million from the 1998 acquisition of properties, offset by the income effect of $.2 million due to the sale of properties. With respect to the comparable properties, the increase in property operating income is primarily due to increased revenues reflecting the adjustment to market rents as leases rolled over.

Change in Property Operating Income for Quarter Ended May 31, 1999 versus May 31, 1998
--------------------------------------------------------------------------------------

                     Properties Held   1999 and 1998   1999 and 1998
                    Both Fiscal Years   Acquisitions        Sales        Net Change
                    -----------------  -------------   -------------     ----------
Office                   $207,000         $260,000      $  (45,000)      $   422,000
Industrial                120,000            9,000         (90,000)           39,000
Office R&D                 90,000          145,000              --           235,000
Apartment                 (15,000)              --              --           (15,000)
Retail                    360,000               --         (52,000)          308,000
Land and Partnership       95,000               --          18,000           113,000
                         --------         --------      ----------        ----------
                         $857,000         $414,000       $(169,000)       $1,102,000
                         ========         ========       =========        ==========


      The increase in property operating income of $2.0 million, or 10.2%, from properties held in both the six months ended May 31, 1999 and 1998, was primarily due to leasing completed in the second half of fiscal 1998 and during the current six-month period. Average occupancy for both six-month periods was at approximately 95%.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


         Schedule of portfolio leasing as of May 31, 1999 is as follows:

    Property            Total            Percentage            1999
      Type           Square Feet           Leased             Leasing
      ----           -----------           ------             -------
Office                1,814,500             95.0%             89,800
Industrial            1,684,000             96.9%             86,800
Office/R&D            1,394,200             92.4%             74,600
Retail                  715,200             99.1%             26,800
                     ----------             -----             ------
Total                 5,608,800             95.5%            278,000
                      =========             =====            =======

      The are no significant fiscal 1999 lease expirations associated with the Trust's group of unsold properties.


Forward Looking Statements
--------------------------

      Statements made or incorporated in this Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are dependent on a number of factors which could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Such factors include, among other things, the risks of future action or inaction by the Board of Trustees with respect to the Plan of Liquidation (and the actual results thereof), including the possibility of litigation pertaining thereto; the net realizable value and the timing of the sale of the Trust's remaining properties during the course of the liquidation; the amount and timing of liquidating distributions; changes in national and local economic and financial market conditions; the successful completion of the pending sales described in this Report, as well as those factors set forth in MGI's Form 10-K for the year ended November 30, 1998, including those set forth under "Forward-Looking Statements," "Other" and Item 1 - "Adoption of Liquidation Plan".

                                 MGI PROPERTIES
                           PART II - OTHER INFORMATION


Item 1:     Legal Proceedings:   Not applicable.

Item 2:     Changes in Securities and Use of Proceeds: Not applicable.

Item 3:     Defaults upon Senior Securities: Not applicable.

Item 4:     Submission of Matters to a Vote of Security Holders:

            The following was submitted to a vote of shareholders at the March
            26, 1999 Annual Meeting of Shareholders:

            (a) The election of two Trustees to serve for a term of three years expiring on the date of the Trust's Annual Meeting of Shareholders in 2002. The vote on this was George M. Lovejoy,
                  Jr. - 12,518,670 affirmative and 55,236 withheld; and, Robert
                  M. Melzer - 12,510,520 affirmative and 63,386 withheld.

Item 5:     Other Information: Not applicable.

Item 6:     Exhibits and Reports on Form 8-K:

            a)    Exhibits:

                  Part I - Exhibit 11 -- Computation of Earnings Per Share (see page 16).

            b)    Reports on Form 8-K: Dated March 12, 1999
                                       Dated March 26, 1999
                                       Dated June 22, 1999
                                       Dated June 22, 1999

                                 MGI PROPERTIES
                               PART I - EXHIBIT 11
                        COMPUTATION OF EARNINGS PER SHARE


------------------------------------------------------------------------------------------------------------------------------
                                                                      Three Months Ended May 31,     Six Months Ended May 31,
                                                                      --------------------------     ------------------------
                                                                           1999         1998             1999       1998
------------------------------------------------------------------------------------------------------------------------------
BASIC
Net income                                                             $ 6,797,000   $ 7,075,000      $14,234,000  $17,903,000
==============================================================================================================================

Weighted average number of shares outstanding during the period         13,774,221    13,756,217       13,772,628   13,711,816
==============================================================================================================================

Basic earnings per share                                                     $0.49         $0.51            $1.03        $1.31
==============================================================================================================================

DILUTED EARNINGS PER SHARE
Net income                                                             $ 6,797,000   $ 7,075,000      $14,234,000  $17,903,000

Weighted average number of shares outstanding assuming full dilution    14,189,075    14,059,877       14,200,040   14,019,953
==============================================================================================================================

Diluted earnings per share                                                   $0.48         $0.50            $1.00        $1.28
==============================================================================================================================