Form 10-Q
period 1999-08-31
MGI PROPERTIES
filed 1999-10-15
CIK 68330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: August 31, 1999   Commission File Number: 1-6833

                                 MGI PROPERTIES
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              MASSACHUSETTS                            04-6268740
     ------------------------------                -------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

                One Winthrop Square, Boston, Massachusetts 02110
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (617) 422-6000

                                       N/A
               ---------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes |X|    No |_|

Common shares outstanding as of October 15, 1999: 13,774,221


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

                                 MGI PROPERTIES
                         PART I -- FINANCIAL INFORMATION
                           CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------
                                                      August 31, 1999    November 30, 1998
                                                        (unaudited)
------------------------------------------------------------------------------------------

ASSETS

Properties held for sale                               $ 93,913,000         $365,543,000
Cash and cash equivalents                                53,170,000           12,265,000
Short term investments                                   19,709,000                   --
Accounts receivable                                         722,000            5,040,000
Other assets                                              4,643,000           11,655,000
------------------------------------------------------------------------------------------
                                                       $172,157,000         $394,503,000
==========================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Loans payable                                          $ 34,629,000         $130,517,000
Liquidating liabilities                                   9,780,000              880,000
Other liabilities                                         3,136,000            6,284,000
------------------------------------------------------------------------------------------
Total liabilities                                        47,545,000          137,681,000

Shareholders' equity:
Common shares -- $1 par value; 17,500,000 shares
  authorized; 13,774,221 issued (13,764,221 at
  November 30, 1998)                                     13,774,000           13,764,000
Additional paid-in capital                              208,363,000          208,278,000
Undistributed (distribution in excess of) net income    (97,525,000)          34,780,000
------------------------------------------------------------------------------------------
Total shareholders' equity                              124,612,000          256,822,000
------------------------------------------------------------------------------------------
                                                       $172,157,000         $394,503,000
==========================================================================================

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)

---------------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended                      Nine Months Ended
                                                   ---------------------------------      ---------------------------------
                                                   August 31, 1999   August 31, 1998      August 31, 1999   August 31, 1998
---------------------------------------------------------------------------------------------------------------------------

INCOME
Rental                                               $8,445,000        $18,166,000          $45,899,000       $51,891,000
Interest                                              2,042,000            111,000            2,325,000           458,000
---------------------------------------------------------------------------------------------------------------------------
Total income                                         10,487,000         18,277,000           48,224,000        52,349,000
---------------------------------------------------------------------------------------------------------------------------

EXPENSES
Property operating expenses                           2,237,000          4,219,000           10,423,000        12,145,000
Real estate taxes                                       926,000          2,030,000            5,353,000         6,022,000
Depreciation and amortization                           200,000          3,074,000              935,000         8,642,000
Unrealized loss on property held for sale             7,750,000                 --            8,950,000                --
Interest                                              1,066,000          2,635,000            5,956,000         7,627,000
General and administrative                              853,000            999,000            2,706,000         2,713,000
Liquidation plan                                     10,991,000            430,000           12,774,000           430,000
---------------------------------------------------------------------------------------------------------------------------
Total expenses                                       24,023,000         13,387,000           47,097,000        37,579,000
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before net gains                      (13,536,000)         4,890,000            1,127,000        14,770,000
Net gains                                           137,797,000            350,000          137,654,000         8,375,000
---------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                    124,261,000          5,240,000          138,781,000        23,145,000
Extraordinary item - prepayment of debt                      --                 --             (286,000)               --
---------------------------------------------------------------------------------------------------------------------------
Net income                                         $124,261,000         $5,240,000         $138,495,000       $23,145,000
===========================================================================================================================

PER SHARE DATA
Basic earnings per share                                  $9.02              $0.38               $10.06             $1.69
===========================================================================================================================

Diluted earnings per share                                $8.55              $0.37                $9.68             $1.65
===========================================================================================================================

Weighted average shares outstanding                  13,774,221         13,760,024           13,773,163        13,728,003
===========================================================================================================================

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                Nine Months Ended
                                                      -----------------------------------
                                                      August 31, 1999     August 31, 1998
-----------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                             $138,495,000         $23,145,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                               935,000           8,642,000
Unrealized loss on property held for sale                 8,950,000                  --
Net gain                                               (137,654,000)         (8,375,000)
Extraordinary item                                          286,000                  --
Other                                                     8,555,000            (404,000)
-----------------------------------------------------------------------------------------

Net cash provided by operating activities                19,567,000          23,008,000
-----------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions of real estate                                (339,000)        (57,140,000)
Additions to real estate                                 (1,299,000)         (4,200,000)
Tenant improvements                                      (4,769,000)         (2,020,000)
Deferred tenant charges                                  (1,384,000)         (1,809,000)
Net proceeds from sales of real estate                  407,482,000          22,274,000
Short term investments over 90 days                     (19,709,000)                 --
Other                                                       373,000             145,000
-----------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities     380,355,000         (42,750,000)
-----------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Additions to loans payable, net                                  --          46,550,000
Repayment of loans payable                              (88,026,000)        (17,663,000)
Mortgage prepayment penalty                                (286,000)                 --
Cash distributions                                     (270,800,000)        (12,226,000)
Proceeds from issuance of common shares                      95,000           1,063,000
-----------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities    (359,017,000)         17,724,000
-----------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents     40,905,000          (2,018,000)
-----------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS

Beginning of period                                      12,265,000          13,964,000
-----------------------------------------------------------------------------------------

End of period                                           $53,170,000         $11,946,000
=========================================================================================

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)

-------------------------------------------------------------------------------
                                                   Additional
                                      Common        Paid-In      Undistributed
                                      Shares        Capital        Net Income
-------------------------------------------------------------------------------

Balance at November 30, 1998       $13,764,000    $208,278,000  $  34,780,000

Net income                                  --              --    138,495,000

Cash liquidating distributions              --              --   (270,800,000)

Options exercised                       10,000          85,000             --

-------------------------------------------------------------------------------

Balance at August 31, 1999         $13,774,000    $208,363,000  $ (97,525,000)
===============================================================================

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

Note 2: The shareholders of MGI Properties ("MGI" or the "Trust") approved a Plan of Complete Liquidation and Termination of the Trust (the "Plan") at a special meeting held on October 14, 1998. The Plan calls for the sale of all of the Trust's assets. Net sales proceeds and available cash will be used to satisfy existing debts and obligations with remaining funds to be distributed to shareholders. Although it is expected that the Trust will continue to qualify as a REIT for the period prior to the distribution of MGI's assets to shareholders, no assurance can be given that the Trust will not lose or terminate its status as a REIT.

Note 3: With shareholder approval of the Plan on October 14, 1998, the Trust reclassified its real estate assets to "properties held for sale" and on that date ceased depreciation of the assets and reclassified accumulated depreciation and amortization to the appropriate categories. On June 22, 1999, the Trust completed the sale of 53 New England properties totaling 4.4 million square feet and on July 1, 1999 the Trust completed the sale of a 178,600 square foot office building. The aggregate sales price of these two transactions totaled $421.4 million, which included $46.8 million of debt secured by certain properties that was repaid or assumed by the buyers. Subsequent to the close of the quarter, the Trust completed the sale of two apartment complexes, totaling 583 units, for an aggregate sales price of $39.8 million, which included $18.6 million of debt secured by the properties that was repaid or assumed by the buyers. Following these sales MGI currently owns 11 properties.

            As of the date of this report, MGI has entered into three agreements to sell four additional properties. The sales agreements are subject to the customary terms and conditions for transactions of this type, including the respective purchasers' satisfactory completion of due diligence, engineering and environmental inspections, and approval of titles and surveys. Of these four properties, the buyers for MGI's remaining apartment complex and its two office buildings in Greenville, South Carolina have completed their due diligence. These sales are expected to close later in MGI's fourth quarter, although there can be no assurance that any or all of them will be successfully completed.

                                 MGI PROPERTIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 4: On June 22, 1999, the Board of Trustees declared a distribution of $19.00 per share. The distribution was paid to shareholders on July 30, 1999. This distribution aggregated $265 million. Since the October 14, 1998 liquidation vote, liquidating distributions total $19.66 per share. Under the provisions of the Internal Revenue Code, distributions made within 24 months of the adoption of the Plan are considered liquidating distributions and will not be dividend income when received by shareholders. Distributions in liquidation are first applied to reduce a shareholder's tax basis in his or her shares of MGI with the excess, if any, generally constituting a capital gain, short or long term, as applicable.

Note 5: Following shareholder approval of the Plan on October 14, 1998, option holders, in accordance with their option agreements, have elected, as an alternative to exercising their options, to receive in cash the difference between the per share option exercise price and the aggregate per share net liquidation proceeds to be distributed to shareholders. Holders of approximately 1.5 million options, having an aggregate average exercise price of approximately $19.84, have made this election. The estimated expense associated with these elections, which is the difference between the per share option exercise price and the aggregate per share net liquidation proceeds expected to be distributed to shareholders, will be recognized upon declaration of the related liquidating distributions. In the third quarter of 1999, MGI recognized approximately $9.4 million of expense related to this election by option holders. This amount is included in Liquidation Plan expenses.

Note 6: Cash applied to interest payments amounted to $1.2 million and $2.6 million for the three-month periods ended August 31, 1999 and 1998, respectively. At the time of the June 22, 1999 sale of 53 New England properties, MGI repaid all $36.0 million outstanding on its line of credit.

Note 7: MGI intends to qualify for the year ending November 30, 1999 as a real estate investment trust under the provisions of Sections 856-860 of the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for Federal income taxes.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      MGI is a self-administered equity REIT that is operating under a Plan of Complete Liquidation and Termination of the Trust. The shareholders of the Trust approved the Plan at a special meeting held on October 14, 1998. In connection with the Plan, MGI anticipates incurring a variety of costs and fees including costs related to sales, fees to advisors and other professionals, severance compensation, payments to holders of stock options, and other expenses related to liquidation. The Plan is discussed in the Trust's Form 10-K for the year ended November 30, 1998, and in the definitive Proxy Statement dated September 10, 1998, including risk factors, income tax consequences and certain other considerations. As part of that discussion, management estimated that substantially all of the properties would be sold within 12 to 15 months of shareholder adoption of the Plan. Through the nine months ended August 31, 1999, MGI completed the sale of 55 properties, of which 53 properties, totaling 4.4 million square feet, were located in New England. The aggregate sales price for these transactions were $422.5 million, which included $46.8 million of mortgage debt that was repaid or assumed by the buyers. Since the October 14, 1998 liquidation vote, liquidating distributions, including one of $19.00 per share paid on July 30, 1999, total $19.66 per share.

      At August 31, 1999, MGI owned 13 properties, which aggregated 1.1 million square feet of commercial space and 959 residential apartments. Subsequent to August 31, 1999, MGI sold two apartment complexes totaling 583 units, for an aggregate sales price of $39.8 million, which included $18.6 million of debt secured by the properties that was repaid or assumed by the buyers. Following these sales, MGI owns 11 properties. The 11 properties are being actively marketed with four properties currently under agreement. The sales agreements are subject to the customary terms and conditions, including the respective purchasers' satisfactory completion of due diligence, engineering and environmental inspections, and approval of titles and surveys. Of these four properties, the buyers for MGI's remaining apartment complex and its two office buildings in Greenville, South Carolina have completed their due diligence. These sales are expected to close later in MGI's fourth quarter, although there can be no assurance that all or any of them will be successfully completed.

Liquidity and Capital Resources

      Shareholders' equity at August 31, 1999 was $124.6 million, compared to $256.8 million at November 30, 1998. The decrease primarily reflects the excess of distributions paid over net income. At August 31, 1999, financial liquidity was provided by $53.2 million in cash and cash equivalents and by $19.7 million in short term investments.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

      Loans payable totaled $34.6 million at August 31, 1999, a net decrease of $95.9 million compared to $130.5 million at November 30, 1998. During the nine months ended August 31, 1999, the Trust repaid a $12.3 million mortgage loan that was secured by an Aurora, Illinois retail center and another $46.8 of mortgage debt was repaid or assumed by the buyers of certain properties. Additionally, at the time of the June 22, 1999 sale of 53 New England properties, MGI repaid the $36.0 million balance outstanding on its $75 million line of credit and terminated the line. Scheduled loan principal payments associated with the remaining unsold properties due within 12 months of August 31, 1999 total $0.3 million. MGI has no debt which is scheduled to mature prior to the anticipated completion of the Plan.

      Cash requirements during the balance of fiscal 1999 may include distributions to shareholders, capital and tenant improvements and other leasing expenditures required to maintain MGI's occupancy levels and other investment undertakings. Currently, the Trust anticipates funding approximately $0.4 million of capital and tenant improvement projects associated with the remaining unsold properties. MGI anticipates meeting these obligations through the short term investments, cash and cash equivalents held at August 31, 1999 and through the net sale proceeds of its remaining assets.

Results of Operations

      The sale of 54 properties pursuant to the Plan during the third quarter of 1999 created a fundamental transformation in MGI and is the primary factor in explaining the changes in operating results when 1999 is compared to prior periods. Net income for the fiscal quarter ended August 31, 1999 was $124.3 million, or $9.02 per share (basic), as compared to $5.2 million, or $.38 per share (basic), in the corresponding quarter of 1998. Net income for the nine months ended August 31, 1999, was $138.5 million, or $10.06 per share (basic), as compared to $23.1 million, or $1.69 per share (basic), a year ago. Included in the 1999 third quarter net income were net gains of $137.8 million, as compared to $0.4 million recognized a year ago. In connection with the 1999 sales, MGI incurred a variety of expenses including legal, transfer fees, state and other taxes, broker fees and fees to its financial advisor and property sales agent. For the nine months ended August 31, 1999, net gains approximated $137.7 million as compared to $8.4 million recognized from the sale of seven properties in the same nine-month period in 1998.

      Income before net gains and extraordinary item was $1.1 million and $14.8 million for the nine months ended August 31, 1999 and 1998, respectively. The $13.6 million and the $18.4 million decreases in income before net gain and extraordinary item when the nine months and the quarter ended August 31, 1999, respectively, are compared to the same periods in fiscal 1998 are directly attributable to the disposition of the 54 properties in the third quarter of 1999. These changes, when the third quarter of 1999 is compared to the third quarter of 1998, primarily resulted from the $10.6 million increase in Liquidation Plan expenses, the $7.8 million recognized as an unrealized loss on properties held for sale and a $6.6 million decrease ($5.3 million in 1999 versus $11.9 million in 1998) in property operating income (which is defined as rental income less property operating expenses and real estate taxes), which were partially offset by a $1.6 million reduction in interest expense, a $2.9 million decrease in depreciation and amortization and a $1.9 million increase in interest income.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

      The $10.9 million in Liquidation Plan expenses is primarily comprised of $9.4 million related to the election made by option holders in lieu of exercising their options that was recognized and accrued and $1.4 million of employee severance compensation. In the third quarter of 1999, the Trust recognized an unrealized loss of $7.8 million, the amount by which the carrying value of certain properties exceeded their estimated fair value, according to management's estimate. This reevaluation occurred in connection with the Trust's decision to sell its remaining properties in single property sales and its evaluation of changing market conditions. Also reflecting the 1999 third quarter sale of 54 properties was the decrease in interest expense of $1.6 million due primarily to the approximate $96.1 million of debt that was repaid or assumed in connection with the sale of properties and higher interest income due to the amount of net sale proceeds held by MGI pending distribution to shareholders. Moreover, depreciation and amortization decreased by $2.9 million, as the Trust stopped depreciating its real estate assets on October 14, 1998, the date shareholders approved the Plan.

      The change in property operating income reflects a 7.9%, or a $0.2 million increase in income from "same store" properties owned throughout the third quarters of both fiscal 1999 and 1998, offset by the income effect of $6.9 million due to the sale of properties. With respect to the comparable properties, which, at August 31, 1999 totaled only 13 properties, the increase in property operating income primarily resulted from increased revenues at an Aurora, Illinois shopping center due to a lower vacancy rate.

Change in Property Operating Income for Quarter Ended August 31, 1999 versus August 31, 1998

                      Properties Held    1999 and 1998
                     Both Fiscal Years       Sales         Net Change
                     -----------------   -------------     ----------
Office                   $(25,000)        $(3,011,000)    $(3,036,000)
Industrial                     --          (1,829,000)     (1,829,000)
Office R&D                     --          (1,920,000)     (1,920,000)
Apartment                  46,000                  --          46,000
Retail                    222,000             (44,000)        178,000
Land and Other             (2,000)            (71,000)        (73,000)
                         --------         -----------     ------------
                         $241,000         $(6,875,000)    $(6,634,000)
                         ========         ============    ============

      The increase in property operating income of $0.9 million, or 10.0%, from the 13 properties held in both the nine months ended August 31, 1999 and 1998, was primarily due to leasing completed at the retail properties and increased rental income at the apartment complexes. Average occupancy for both nine-month periods was approximately 95%.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

      Schedule of portfolio leasing as of August 31, 1999 is as follows:


              Property            Total            Percentage
                Type           Square Feet           Leased
                ----           -----------           ------
               Retail             715,200             98.0%
               Office             299,700             87.4%
                                ---------
               Total            1,014,900             94.8%
                                =========

      There are no significant fiscal 1999 lease expirations associated with the Trust's remaining unsold properties.

      Funds from operations ("FFO") totaled $5.4 million in the third quarter of fiscal 1999, compared to $8.3 million in the corresponding quarter of 1998. The approximate $2.9 million decrease is attributable to the property sales that occurred in the third quarter of 1999. FFO for the nine months ended August 31, 1999 and 1998 was $23.7 million in each period. MGI calculates FFO in conformity with the NAREIT definition which is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures, and for significant non-recurring events (such as Liquidation Plan expenses). MGI believes FFO is an appropriate supplemental measure of operating performance. The following is a reconciliation of net income to FFO:

                                    Three Months Ended                  Nine Months Ended
                                    ------------------                  -----------------
                              August 31, 1999  August 31,1998  August 31, 1999  August 31, 1998
                              ---------------  --------------  ---------------  ---------------

Net income                     $124,261,000       $5,240,000     $138,495,000     $23,145,000

Plus net loss/(less net gain)
and extraordinary item         (137,797,000)        (350,000)    (137,368,000)     (8,375,000)

Plus unrealized loss on
property held for sale            7,750,000               --        8,950,000              --

Plus building depreciation               --        2,347,000               --       6,631,000

Plus tenant improvement and
commission amortization             177,000          681,000          861,000       1,880,000


Plus liquidation plan expenses   10,991,000          430,000       12,774,000         430,000
                                 ----------       ----------      -----------     -----------

FFO                              $5,382,000       $8,348,000      $23,712,000     $23,711,000
                                 ==========       ==========      ===========     ===========

Forward Looking Statements

      Statements made or incorporated in this Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are dependent on a number of factors which could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Such factors include, among other things, the risks of future action or inaction by the Board of Trustees with respect to the Plan (and the actual results thereof), including the possibility of litigation pertaining thereto; the net realizable value and the timing of the sale of the Trust's remaining properties during the course of the liquidation; the amount and timing of liquidating distributions; changes in national and local economic and financial market conditions; the successful completion of the pending sales described in this Report, as well as those factors set forth in MGI's Form 10-K for the year ended November 30, 1998, including those set forth under "Forward-Looking Statements," "Other" and Item 1 - "Adoption of Liquidation Plan."

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

Item 5:   Other Information: Not applicable.

Item 6:   Exhibits and Reports on Form 8-K:

          a)  Exhibits:

              Part I - Exhibit 11 -- Computation of Earnings Per Share (see page 16).

          b)  Reports on Form 8-K: Dated June 22, 1999, filed on June 23, 1999
                                   Dated June 22, 1999, filed on July 7, 1999

                                 MGI PROPERTIES
                                   SIGNATURES

     Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   October 15, 1999            /s/ Phillip C. Vitali
        ----------------            --------------------------------
                                    Phillip C. Vitali
                                    Executive Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)