Form 10-K
period 1999-11-30
MGI PROPERTIES
filed 2000-02-28
CIK 68330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                    ---------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended November 30, 1999
                           Commission File No. 1-6833

                                 MGI PROPERTIES
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Massachusetts                                   04-6268740
-------------------------------                ---------------------------------
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

                        Yes  [X]                    No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated byreference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 25, 2000, the aggregate market value of the voting shares of the Registrant held by non-affiliates of the Registrant was $71,119,000.

Common Shares Outstanding as of February 25, 2000:  13,774,221

                               TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I........................................................................1

      Item 1.  Business.......................................................1
      Item 2.  Properties....................................................12
      Item 3.  Legal Proceedings.............................................12
      Item 4.  Submission of Matters to a Vote of Security Holders...........12

PART II......................................................................13

      Item 5.  Market for Registrant's Common Equity
               and Related Stockholder Matters...............................13
      Item 6.  Selected Financial Data.......................................14
      Item 7.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations.................15
      Item 8.  Financial Statements and Supplementary Data...................22
      Item 9.  Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure........................22

PART III.....................................................................23

      Item 10. Directors and Executive Officers of the Registrant ...........23
      Item 11. Executive Compensation........................................25
      Item 12. Security Ownership of Certain Beneficial Owners
               and Management................................................28
      Item 13. Certain Relationships and Related Transactions................29

PART IV......................................................................30

      Item 14. Exhibits, Financial Statement Schedules
               and Reports on Form 8-K.......................................30

POWER OF ATTORNEY............................................................36

SIGNATURES...................................................................36

                                     PART I

Item 1.  Business

General

         MGI Properties(R) (the "Trust" or "MGI") is an unincorporated business trust organized under the laws of the Commonwealth of Massachusetts. MGI commenced operations in 1971 as a real estate investment trust (a "REIT"). Since that time, the Trust has elected to be treated as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), and expects to continue to operate in a manner which will entitle the Trust to be so treated, although there can be no assurance thereof. For each taxable year in which the Trust qualifies as a REIT under the Internal Revenue Code, taxable income distributed to the holders of its Common Shares will not be taxable to the Trust (other than certain items of tax preference which are subject to minimum tax in the hands of the Trust). See "Adoption and Implementation of Liquidation Plan," "Investment and Operating Policies" and "Portfolio" below.

         References herein to the Trust include its wholly-owned subsidiaries.

Narrative Description of Business

         MGI is a self-administered equity REIT currently in the process of liquidating its assets and properties. MGI owns and operates a diversified portfolio of income producing real estate, which as of November 30, 1999, consisted of seven commercial properties and a parcel of land. As of such date, the commercial portfolio consisted of 920,000 square feet (versus 5.6 million square feet at November 30, 1998). At November 30, 1999, the commercial properties were 97.9% leased.

         The Trust currently employs seven persons.

Adoption and Implementation of Liquidation Plan

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

         The Trust's primary business objective has been to sell its assets pursuant to the Plan. MGI sold 61 properties in fiscal 1999 for an aggregate price, prior to the deduction of $8.0 million of selling expenses and closing adjustments paid at closing, of $482.3 million. In connection with the liquidation, $97.9 million of debt was repaid and $28.0 million assumed by the buyers. As a result of these sales, MGI made liquidating distributions totaling $24.16 per share in 1999. On December 16, 1999, MGI announced that based upon its current estimate of pricing with respect to the remaining properties, when added to funds held by MGI, additional net liquidating distributions is estimated to aggregate approximately $5.50 per share, after all fees and liquidation costs; however, no assurances can be given that per share net liquidating distributions will reach that amount.

         Subsequent to November 30, 1999, MGI sold for $8.4 million two properties and has entered into three agreements to sell three additional properties, a retail center located in Maryland, a retail center located in Illinois and an office building in Michigan. The sale agreements are subject to the customary terms and conditions for transactions of this type including, among other things, the respective purchasers' satisfactory completion of due diligence, engineering and environmental inspections, and approval of titles and surveys. However, there can be no assurance that these sales will be successfully completed. It is also currently estimated that the liquidation will be substantially completed during MGI's third quarter ending August 31, 2000, although there can be no assurance thereof. It is currently anticipated that during the third quarter, any then remaining properties will be transferred to a liquidating trust. Such estimate does not anticipate renewal of adverse or other unstable economic conditions. The timing of any distributions of net cash proceeds or other considerations will be affected by, among other things, the timing of sales of assets, income tax considerations and the establishment of reserves. Accordingly, no assurances can be made as to the timing of such distributions, which could be made over a substantial period of time; provided, however, that in accordance with the Plan, the final distribution shall be made no later than October 14, 2000 (albeit a portion of such distributions could, as stated above, be made to a liquidating trust for the benefit of shareholders).

         It is not expected that the remaining properties would be sold to any persons deemed to be affiliates of the Trust, though it is possible that one or more shareholders of the Trust who could be deemed "affiliates" of the Trust could purchase properties by virtue of submitting the highest bids in respect of such properties. Each offer to purchase the Trust's assets must be acted upon by the Board of Trustees.

         As part of the Plan, existing debts and obligations of the Trust will be satisfied from existing cash balances and the proceeds of the sale of the Trust's assets. In addition, reserves may be established, as the Board of Trustees deems necessary, for liabilities or expenses, contingent or otherwise, that may arise. The remaining proceeds will be distributed on a schedule established by the Board of Trustees to the Trust's shareholders, on a pro rata basis, as full payment for the Common Shares held by each shareholder.

         Although it is expected that the Trust will continue to qualify under the Internal Revenue Code as a REIT for the period prior to the distribution of the Trust's assets to shareholders (including the possible transfer of assets to a liquidating trust if the liquidation is not completed within two years), no assurance can be given that the Trust will not lose or terminate its status as a REIT in the current fiscal year.

         In the event that the Trust is unable to dispose of all of its assets on or before October 14, 2000, or if it is otherwise advantageous or appropriate to do so, the Trustees will establish a liquidating trust to which the Trust could distribute in kind its unsold assets. The Trustees would not expect to transfer assets to a liquidating trust except (i) when such a transfer is required to avoid the imposition of federal income taxes on the Trust, (ii) if the Trustees deem it advantageous or appropriate to do so, or (iii) to establish reserves for liabilities and obligations of the Trust (contingent or otherwise) out of amounts that would otherwise be distributed to shareholders.

         The Plan gives the Trust's Board of Trustees the power to sell any and all of the assets of the Trust without further approval by the shareholders. The Trustees intend to conduct the sale of the Trust's remaining properties in an orderly manner, and are seeking offers or executing contracts for individual sales of its remaining assets. The assets could be sold to one or more purchasers, in one or more transactions over a period of time, in which case the Trust would continue to operate until all investments are sold or transferred to a liquidating trust. It is currently estimated that the liquidation will be substantially completed during MGI's third quarter ending August 31, 2000, however, no assurances can be made as to the actual timing of such sales and subsequent distributions, which could be made over a longer period of time.

         It is not possible to determine with any precision the aggregate net proceeds that may ultimately be available for distribution to the Trust's shareholders upon liquidation. That amount will depend upon a variety of factors, including national and/or local economic conditions, including the availability of financing to buyers upon reasonable terms, the timing of and the net proceeds realized from the sale of the Trust's properties, as well as the ultimate amounts of liquidation-related expenses and other obligations and liabilities that must be satisfied by the Trust's assets. The possibility exists that there could be unforeseen events that adversely impact the price of the remaining (unsold) assets, and no assurance can be given that the net proceeds per share will therefore equal $5.50 per share. The Trustees also reserve the right to abandon the Plan at any time, due to adverse or unstable real estate or financial market conditions, although that is highly unlikely.

         Reference is made to the Trust's definitive Proxy Statement dated September 10, 1998, in respect of the Special Meeting of Shareholders held on October 14, 1998, which is incorporated herein by reference and filed as an exhibit to the Form 10-K dated January 29, 1999, for a discussion of the Trust's Plan of Liquidation, including the risk factors and certain other considerations associated therewith, as well as the income tax consequences of the Plan to shareholders and to the Trust and the consequences of establishing a liquidating trust. See also "Risk Factors" below.

Liquidating Trust

         In the event that the Trust is unable to dispose of all of its assets prior to October 14, 2000, or if it is otherwise advantageous or appropriate to do so, the Trustees may establish a liquidating trust to which the Trust could distribute in kind its unsold assets. In any event, even if all of the Trust's assets were disposed of within 24 months after the adoption of the Plan, the Trustees believe that it may be necessary to establish a liquidating trust to retain cash reserves beyond such 24-month period to meet contingent liabilities of the Trust. Under the Code, a trust will be treated as a liquidating trust if it is organized for the primary purpose of liquidating and distributing the assets transferred to it, and if its activities are all reasonably necessary to and consistent with the accomplishment of that purposes. Although neither the Code nor the Regulations thereunder provide any specific guidance as the length of time a liquidating trust may last, the Internal Revenue Service's guidelines for issuing rulings with respect to liquidating trust status call for a term not to exceed three years, which period may be extended to cover the collection of installment obligations. It is currently anticipated that a liquidating trust would be established in the quarter ending August 31, 2000, particularly if there are any properties remaining unsold at that time. The duration of such a trust would be primarily dependent upon the completion of remaining sales and the nature of contingent liabilities.

         An entity classified as a liquidating trust may receive assets, including cash, from the liquidating entity without incurring any tax. It will be treated as a grantor trust, and accordingly will also not be subject to tax on any income or gain recognized by it. Instead, each shareholder will be treated as the owner of his pro rata portion of each asset, including cash, received by and held by the liquidating trust. Accordingly, each shareholder will be treated as having received a liquidating distribution equal to his share of the amount of cash and the fair market value of any asset distributed to the liquidating trust and recognize gain to the extent such value is greater than his basis in his stock, notwithstanding that he may not currently receive a distribution of cash or any other assets with which to satisfy the resulting tax liability. In addition, each shareholder will be required to take into account in computing his own taxable income his pro rata share of each item of income, gain and loss of the liquidating trust.

         An individual shareholder who itemizes deductions may deduct his pro rata share of fees and expenses of the liquidating trust only to the extent that such amount, together with the shareholder's other miscellaneous deductions, exceeds 2% of his adjusted gross income. A shareholder will also recognize taxable gain or loss when all or part of his pro rata portion of an asset is disposed of for an amount greater or less than his pro rata portion of the fair market value of such asset at the time it was transferred to the liquidating trust. Any such gain or loss will be capital gain or loss so long as the shareholder holds his interest in the assets as a capital asset.

         If the liquidating trust fails to qualify as such, its treatment will depend, among other things, upon the reasons for its failure to so qualify. In such case, the liquidating trust would most likely be taxable as a corporation. In such case, the liquidating trust itself would be subject to tax, and shareholders could also be subject to tax upon the receipt of certain distributions from the liquidating trust. If the Trustees avail themselves of the use of a liquidating trust, it is anticipated that every effort will be made to ensure that it will be classified as such for Federal income tax purposes.

Investment and Operating Policies

         The Trust's primary business objective, prior to the adoption of the Plan, had been to increase funds from operations ("FFO"), while building additional value of its real estate investments through income growth and capital appreciation.

         During the last six years, prior to the adoption of the Plan, the cornerstones of the Trust's operating policies were (1) the active management of its real estate, (2) a focus on maintaining the quality of its properties and the demand for its properties at a level that would support high occupancy rates, leasing attractiveness to quality tenants and increasing rental rates and
(3) the acquisition of high quality properties. During these six years, the Trust's investment focus with respect to type of property has been directed primarily toward the commercial segment of the New England real estate market, particularly industrial, office/research and development and office properties. In fiscal 1999, the Trust completed the sale of all but one of its entire New England portfolio of 55 properties.

         As of November 30, 1999, the Trust had total properties with a carrying value of $56.3 million and a mortgage loan outstanding of $4.6 million. Reference is made to notes 3 and 5 of the Notes to Consolidated Financial Statement included in Item 14 below.

Portfolio

         The Trust's portfolio at November 30, 1999 consisted of investments in seven commercial properties and a 1.7 acre parcel of land.

         The Trust's real estate investments can be classified by type of properties and geographic location. As of November 30, 1999, the Trust's real estate investments were diversified by property type as follows:


                                                             % of
                                                           Portfolio
                                                           Based on
                                                           Adjusted
                                Square Feet      % of        1999
                                    of        Portfolio    Property
                    Number of   Commercial      Based      Operating        %
                   Properties    Property      on Cost     Income(1)      Leased
                   ----------    --------      -------     ---------      ------
Office                  2        203,900         25.5%       25.0%         99.1%
Retail                  4        716,100         73.9%       74.4%         97.5%
Land and Other          2             --           .6%         .6%        100.0%
                        -        -------        -----       -----         -----

Total Portfolio         8        920,000        100.0%      100.0%         97.9%
                        =        =======        =====       =====         =====

----------------
(1) Adjusted property operating income is defined as the 1999 property operating income from the eight properties owned at November 30, 1999. This amount approximated $7.6 million, or 23.5% of total 1999 property operating income.

         As of November 30, 1999, the Trust's real estate investments were diversified by geographic region as follows:

                                                              % of
                                                           Portfolio
                                                            Based on
                                                            Adjusted
                                Square Feet      % of         1999
                                    of        Portfolio     Property
                    Number of   Commercial      Based      Operating        %
Location           Properties    Property      on Cost     Income(1)      Leased
--------           ----------    --------      -------     ---------      ------
New England             1         106,900        12.7%        16.3%       100.0%
Mid-West                3         443,500        49.7%        46.7%        96.8%
Southeast               3         222,900        28.0%        25.1%        97.7%
Mid-Atlantic            1         146,700         9.6%        11.9%       100.0%
                        -         -------       -----        -----        -----

Total Portfolio         8         920,000       100.0%       100.0%        97.9%
                        =         =======       =====        =====        =====

----------------
(1) Adjusted property operating income is defined as the 1999 property operating income from the eight properties owned at November 30, 1999. This amount approximated $7.6 million, or 23.5% of total 1999 property operating income.

         Lease terms relating to the Trust's properties range from tenancies-at-will up to 16 years. The Trust leases commercial space to 89 commercial tenants, including 26 office tenants and 63 retail tenants.

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

         The Trust has been able to compete effectively despite recessionary conditions in certain regions from time to time and management believes that this will continue principally by reason of the diverse make-up of the Trust's income producing properties and the diversity of its tenant base. However, recessionary economic conditions in certain regions or any adverse changes in local, national or international economic conditions could result in the inability of some existing tenants of the Trust to meet their lease or other obligations and could otherwise adversely affect the Trust's ability to attract or retain tenants.

Risk Factors

Factors Pertaining to Plan of Liquidation

         No Assurances of Distributions. There can be no assurance that the Trust will be successful in disposing of its remaining properties for values approximating those currently estimated by the Trust or that related liquidating distributions will occur within the currently estimated timetable. If values of the Trust's assets decline or the costs and expenses related to such sales and to the liquidation process exceed those which are currently estimated by the Trust, the liquidation may not yield distributions as great as or greater than the recent market prices of the Common Shares. No assurances can be made as to the actual amount and timing of distributions, which could be made over a substantial period of time.

         The completion of the Plan, including the actual amount and timing of remaining distributions, could be affected by negative or unstable global, national or local economic conditions.

         Decreased Liquidity. As the largest portion of the Trust's assets have been sold and liquidation proceeds equivalent to $24.16 per share have been distributed to shareholders since shareholder approval of the Plan, the market capitalization and "float" have diminished, and market interest in the Common Shares by the investment community has diminished, thereby reducing the market price, the market demand and liquidity for the Common Shares. At a later stage of the liquidation process, the New York Stock Exchange will likely cause the Common Shares to be delisted.

         Sales of Assets Not Subject to Shareholder Approval. The Trustees have the authority to sell any and all of the Trust's assets on such terms as the Board of Trustees determines appropriate. Notably, the shareholders will have no opportunity to vote on such matters and will, therefore, have no right to approve or disapprove the terms of such sales.

         Qualification as a REIT. The calculation of the estimated liquidation price per share set forth herein, assumes that the Trust will continue to qualify as a REIT under the Internal Revenue Code during the entire liquidation process and, therefore, no provision has been made for federal income taxes. Although the Trust may not maintain such REIT qualification in the current fiscal year, the consequences of losing such qualification would have minimal, if any, adverse tax consequences, by reason of the estimated tax loss resulting from incurring liquidation expenses and costs during the current fiscal year. See "Adverse Consequences of Failure to Qualify as a REIT and Other Tax Risks" below.

         Risks of Abandonment of Plan. In the unlikely event the Plan is abandoned by the Trustees due to unstable or unfavorable real estate or financial market conditions and at a time when the Trust is significantly reduced in size, certain operating risks will increase, as will the risk that the Trust's share price will trade at a greater discount to the perceived underlying value of its real estate holdings.

Miscellaneous Real Estate Investment Considerations

         The Trust's operating income and the value of its remaining properties may be affected by a number of factors, including the local economic climate (which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply of or reduced demand for commercial or other properties). The Trust's ability to realize the sales values currently estimated on its remaining properties and its ability to make distributions to shareholders will continue to be largely dependent on the economic conditions in the markets where the Trust's properties are located. There can be no assurance as to the continued growth and stability of the economy in these markets or other markets upon which the Trust's tenants depend. Negative economic changes in these markets may, therefore, adversely affect the Trust.

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

         The Trust's operating income and the value of its properties, as well as its ability to sell its properties, may also be adversely affected by a number of other factors, including the national economic climate (including the availability of financing upon reasonable terms); the local economic climate; local real estate conditions; the perceptions of prospective tenants of the attractiveness of the property; the ability of the Trust to continue to provide adequate management, maintenance and insurance; and increased operating costs (including real estate taxes and utilities). In addition, real estate values and income from properties are also affected by such factors as applicable laws, including tax laws, interest rate levels and the availability of financing.

         Numerous office and retail properties compete with the Trust's properties in attracting tenants to lease space. Some of these competing properties are newer or are in more desirable locations than some of the Trust's remaining properties. Significant development of office or retail properties in a particular area could have an adverse effect, material or otherwise, on the Trust's ability to lease space in its properties and on the rents charged.

         The Trust is also subject to the risks that upon expiration of leases for space located in its properties, the leases may not be renewed, the space may not be re-let or the terms of renewal or re-letting (including the cost of required renovations) may be less favorable than current lease terms. In addition, certain leases provide for early cancellation in certain events. If the Trust were unable to promptly re-let or renew the leases for all or a substantial portion of this space or if the rental rates upon such renewal or re-letting were significantly lower than expected, the Trust's cash flow and its ability to sell its properties and to make distributions to shareholders may be adversely affected.

         Although the Trust believes certain of its properties are generally functional in design and could be re-let to other tenants, some properties could require reconfiguration or remodeling before the property could be re-let to other tenants. Any such required activity could delay immediate occupancy by the re-letting tenant.

         Equity real estate investments are relatively illiquid. Such illiquidity will tend to limit the ability of the Trust to vary its portfolio promptly in response to changes in economic or other conditions. Furthermore, the tax laws impose a 100% tax on net gain from "prohibited transactions, "i.e., sales of property held primarily for sale to customers in the ordinary course of a trade or business. The 100% tax is not imposed on net gain from sales of property held for at least four years, if certain other conditions are met, including a limitation as to the number of such sales per year. Generally, the potential application of the 100% tax limits the Trust's ability to sell properties without adversely affecting returns to the holders of Common Shares. Although the Trust believes that the sale of the Trust's assets pursuant to the Plan of Liquidation should not be subject to the 100% tax, the Trust will nevertheless attempt to structure the sale or other disposition of the Trust's assets in a manner that will prevent such sales or dispositions from being taxed as prohibited transactions.

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

Financial Condition (and Bankruptcy) of Tenants

         The Trust's net income, funds from operations and cash available for distribution would be adversely affected if a significant tenant or a significant number of tenants becomes unable to meet their obligations. In the event of a default by one or more tenants, the Trust could experience delays and incur substantial costs in enforcing its rights as lessor. Upon such a default, the Trust's cash flow could also be reduced if the Trust was unable to re-lease, upon satisfactory terms, any significant portion of its properties.

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

         All of the Trust's remaining properties have been subjected to Phase I or similar environmental audits by independent environmental consultants. These environmental audit reports have not revealed any potential significant environmental liability. However, two of the remaining properties are subject to potential environmental liabilities as a result, in one case, of seepage from a nearby property which occurred more than five years ago, and in another, from a tenant which vacated the premises in mid-1999. Accordingly, the causes of these problems are no longer continuing. The Trust is not otherwise aware of any environmental liability with respect to its properties that it believes could have a material adverse effect on the Trust's business, properties or results of operations. This evaluation however, could prove to be incorrect depending on certain factors. The Trust's assessments may not reveal all environmental liabilities or the materiality of a potential liability (such as that described above) or there may be material environmental liabilities of which the Trust is unaware. In addition, assumptions regarding groundwater flow and the existence of contamination are based on available sampling data, and there are no assurances that the data is reliable in all cases. Moreover, there can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability on the Trust or (ii) the current environmental condition of the Trust's properties will not be affected by tenants, by the condition of land or operations in the vicinity of the Trust's properties (such as the presence of underground storage tanks), or by third parties unrelated to the Trust.

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

Leverage

         The Trust's obligations for borrowed money totaled $4.6 million at November 30, 1999, representing 4.6% of its total assets. The formation documents of the Trust do not contain any limitation on the amount or percentage of indebtedness the Trust might incur. The Trustees reserve the right to increase such leverage in the unlikely event investment activities are resumed. Increases in the Trust's leverage could increase the risk of default under its outstanding indebtedness. Significant increases in interest rates could adversely affect the net income, funds from operations and cash available for distribution to shareholders. The Trust's failure to pay its debt obligations when due could result in the Trust's loss of the properties collateralizing such indebtedness or otherwise adversely affect the Trust.

Insurance

         Although there can be no assurance thereof, MGI carries comprehensive general liability coverage and umbrella liability coverage on all of its properties with limits of liability deemed adequate to insure against liability claims and provide for cost of defense. The Trust is also insured against the risk of physical loss in amounts estimated to be adequate to reimburse it on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period. However, there can be no assurance that this coverage will be adequate or that it will insure all of the risks to which the Trust's properties are subject. By reason of the high cost of earthquake and flood insurance and the fluctuations in the price and availability, management determined that the risk of loss due to earthquake and flood did not justify the cost of such coverage, however, management could reconsider its position, although that is unlikely. In the event of an uninsured loss or a loss in excess of uninsured limits, the Trust could lose its equity in the subject property, as well as the anticipated future revenue from such property.

Adverse Consequences of Failure to Qualify as a REIT and Other Tax Risks

         The Trust believes that it has operated in a manner that permits it to qualify as a REIT under the Internal Revenue Code for each taxable year since its formation. No assurance can be given that the Trust will continue to operate in a manner so as to qualify or remain so qualified. Although the Trust may not maintain such REIT qualification in the current fiscal year, management believes the consequences of losing such qualification would have minimal, if any, adverse tax consequences, by reason of the estimated tax loss resulting from incurring liquidating expenses and costs during the current fiscal year.

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

         The Plan contemplates a sale of the Trust's assets for cash. So long as the Trust continues to qualify as a REIT, any net gain from "prohibited transactions" (i.e., sales of property held primarily for sale to customers in the ordinary course of a trade or business) would be subject to a 100% tax. Whether a real estate asset is property held primarily for sale to customers in the ordinary course of a trade or business, the sale of which would be a prohibited transaction for a REIT, is a highly factual determination. The Trust does not believe that any of its property should be so characterized but rather that all of its properties are all held for investment and the production of rental income. Nevertheless, the Trust will attempt to continue to structure the dispositions of the Trust's properties in furtherance of the Plan in a manner that will prevent such dispositions from being treated as prohibited transactions.

Item 2.  Properties

         The following table sets forth certain information concerning the Trust's properties at November 30, 1999.

====================================================================================================================================
                              Gross Carrying Cost,
                                     Before                                   Scheduled Lease
                                Valuation Reserve                               Expirations
                             ----------------------- Percentage   Weighted     -------------     Number     Principal       Lease
       OFFICE       Sq. Ft.    Dollars   Per Sq. Ft.   Leased   Average Rent   2000     2001   of Tenants    Tenant       Expiration
------------------------------------------------------------------------------------------------------------------------------------
Tampa, FL           122,400  $ 8,850,000  $  72.32       98%        $12.56        7%     48%       24    Olsten Kimberly   02/28/02
                                                                                                         Quality Care
Ann Arbor, MI        81,500  $ 6,060,000  $  74.40      100%        $12.57       --      --         2    Comshare, Inc.    02/28/05
------------------------------------------------------------------------------------------------------------------------------------
Total               203,900  $14,910,000  $  73.15       99%        $12.56        4%     29%       26
====================================================================================================================================

RETAIL
------------------------------------------------------------------------------------------------------------------------------------
Aurora, IL          362,000  $27,446,000  $  75.82       96%        $ 7.87        2%     18%       30    Best Buy          01/31/11
Baltimore, MD       146,700    6,133,000     41.79      100%          7.05       --       3%       14    Kmart Corp.       11/30/05
Peabody, MA(1)      106,900    9,876,000     92.39      100%         11.75       --      --         1    Bradlees, Inc.    10/31/15
Temple Terrace, FL  100,500    7,743,000     77.03       97%         10.47        3%      1%       18    Publix Super      11/30/06
                                                                                                         Market, Inc.
------------------------------------------------------------------------------------------------------------------------------------
Total               716,100  $51,198,000  $  71.50       98%        $ 8.68        1%     10%       63
====================================================================================================================================

                             Gross Carrying Cost,
                                   Before
                              Valuation Reserve
                             --------------------
LAND AND OTHER                     Dollars
--------------------------------------------------------------------------------
Tampa, FL                       $ 437,000
Mount Clemens, MI(2)               25,000
--------------------------------------------------------------------------------
Total                           $ 462,000
================================================================================
(1)   In February 2000, this property was sold for $8.3 million.
(2)   In February 2000, this property was sold for $0.1 million.

         Reference is made to Notes 1, 2, 3, 4 and 5 in the Notes to the Consolidated Financial Statements and Schedule III, Real Estate and Accumulated Depreciation, under Item 14 of this report for descriptions of the Trust's investments and properties.

Executive Office

         The Trust's headquarters, at One Winthrop Square, Boston, Massachusetts, includes approximately 9,320 square feet of office space and approximately 1,000 square feet of storage. The Trust pays $28,225 monthly rent pursuant to a lease that expires February 29, 2000. MGI has agreed to sublease its current space through April 30, 2000.

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

Market Information and Dividends

         The principal market on which the Trust's common shares are traded is the New York Stock Exchange, under the symbol MGI. The table below sets forth, for the fiscal quarters indicated, the high and low sales prices on the New York Stock Exchange of the Trust's common shares and dividends paid per common share.

                                    Sales Price
                           ---------------------------
Fiscal 1999                  High               Low           Distributions
-----------                  ----               ---           -------------

First Quarter              $28 9/16           $27 3/16              $.33
Second Quarter             $28 1/16           $26 3/16              $.33
Third Quarter              $28 3/8             $9 1/4             $19.00
Fourth Quarter             $10                 $5 5/16             $4.50

                                    Sales Price
                           ---------------------------
Fiscal 1998                  High               Low             Dividends
-----------                  ----               ---             ---------

First Quarter              $25 13/16          $23 5/8               $.29
Second Quarter             $25 7/8            $23 1/2               $.29
Third Quarter              $27 13/16          $23 1/16              $.31
Fourth Quarter             $29 1/2            $26 1/16              $.33


         Future distributions will be determined by the Trust's Board of Trustees and will be dependent upon the results of the execution of the Plan, and in the interim will also be dependent upon the earnings, financial position and cash requirements of the Trust and other relevant factors existing at the time. The Trust must distribute at least 95% of the Trust's taxable income in order to enable it to qualify as a real estate investment trust for tax purposes. So long as the Trust continues to qualify as a REIT, shareholders will, therefore, receive in the form of distributions at least 95% of the taxable income of the Trust.

Approximate Number of Holders of Common Shares
----------------------------------------------

                                       Approximate Number
                                       of Holders of Record
Title of Class                       (as of February 25, 2000)
--------------                       -------------------------

Common Shares, $1.00 par value                1,868

Item 6.     Selected Financial Data

====================================================================================================================================
                                                                             Year Ended November 30,
                                              --------------------------------------------------------------------------------------
                                                  1999              1998              1997              1996             1995
------------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Rental income                                   $ 49,604,000     $ 70,338,000      $ 62,567,000      $ 54,507,000      $ 44,875,000
Property operating expenses and
     real estate taxes                           (17,097,000)     (24,482,000)      (22,827,000)      (20,589,000)      (17,423,000)
------------------------------------------------------------------------------------------------------------------------------------
Property operating income                         32,507,000       45,856,000        39,740,000        33,918,000        27,452,000

Interest income                                    3,472,000          651,000           639,000           421,000           514,000
Less expenses:
Depreciation and amortization                      1,229,000       10,379,000        10,662,000         9,463,000         8,339,000
Provision for loss on properties held for sale    11,031,000               --                --                --                --
Interest                                           6,276,000       10,122,000         9,539,000         9,198,000         5,807,000
General and administrative                         2,912,000        3,592,000         3,206,000         2,873,000         2,651,000
Liquidation plan expense                          19,194,000          972,000                --                --                --
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before net gains                    (4,663,000)      21,442,000        16,972,000        12,805,000        11,169,000
Net gains and extraordinary item                 159,369,000        8,375,000         3,494,000        11,500,000         3,150,000
------------------------------------------------------------------------------------------------------------------------------------
Net income                                      $154,706,000     $ 29,817,000      $ 20,466,000      $ 24,305,000      $ 14,319,000
====================================================================================================================================

Basic earnings per common share                       $11.23            $2.17             $1.54             $2.11             $1.25
====================================================================================================================================

Distributions per common share                        $24.16            $1.22             $1.10              $.98              $.90
====================================================================================================================================

Weighted average shares outstanding               13,773,426       13,736,729        13,289,781        11,540,972        11,487,677
====================================================================================================================================

SUMMARY OF FINANCIAL POSITION
Investments in real estate, at cost(1)(2)       $ 56,310,000     $415,769,000      $381,943,000      $356,024,000      $293,469,000
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                    $ 98,511,000     $394,503,000      $362,044,000      $339,664,000      $274,651,000
------------------------------------------------------------------------------------------------------------------------------------
Loans payable                                   $  4,585,000     $130,517,000      $113,171,000      $138,547,000      $ 84,506,000
------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                      $ 78,838,000     $256,822,000      $242,385,000      $194,435,000      $180,540,000
====================================================================================================================================

(1) Effective October 14, 1998 with the adoption of the Liquidation plan, the Trust reclassified $50.2 million of accumulated depreciation and amortization against the original cost of real estate assets, and captioned the resulting total of $365,543,000 as "Properties held for Sale" in the accompanying balance sheet as of November 30, 1998. Following the sale of 61 properties in 1999, the amount of the reclassified accumulated depreciation and amortization aggregated $14.7 million at November 30, 1999.

(2) Associated with the properties owned at November 30, 1999, the Trust recognized a $10.3 million loss in 1999 on "Properties held for Sale" resulting in a net investment in real estate of $56,310,000 in the accompanying balance sheet as of November 30, 1999.

         Reference is made to the Index to Consolidated Financial Statements filed as part of this report under Item 14. Item 6, Selected Financial Data, should be read in conjunction with the Consolidated Financial Statements and the related notes appearing elsewhere herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         MGI is a self-administered equity REIT that is operating under a Plan of Complete Liquidation and Termination of the Trust (the "Plan"). The shareholders of the Trust approved the Plan at a special meeting held on October 14, 1998. The Plan is discussed in the Trust's definitive proxy statement dated September 10, 1998, which was circulated to shareholders in connection with the October 14, 1998 special meeting of shareholders. Through the 12 months ended November 30, 1999, MGI completed the sale of 61 properties totaling 4.7 million square feet and 959 residential apartment units, for an aggregate sales price, prior to the deduction of $8.0 million of selling expenses and closing adjustments at closing, of $482.3 million, which price included $48.8 million of mortgage debt that was repaid at closing and $28.0 million assumed by the buyers. In 1999, MGI made liquidating distributions that aggregated $24.16 per share. Currently, management believes that the current estimate of pricing with respect to the remaining unsold properties when added to funds held by MGI is estimated to result in additional net liquidating distributions aggregating approximately $5.50 per share, after all fees and liquidation costs; however, no assurances can be given that per share net liquidating distributions will reach this amount.

         At November 30, 1999, MGI owned seven commercial properties, which aggregated 920,000 square feet, and a parcel of land, as compared to 69 properties, consisting of approximately 5.6 million square feet and 959 apartment units, owned at November 30, 1998. Subsequent to November 30, 1999, MGI sold for $8.3 million, a 106,900 square-foot retail property located in Peabody, Massachusetts and it completed the sale of 1.7 acres of land in Michigan for $120,000. In addition, MGI has entered into three agreements to sell three additional properties, an office building located in Michigan, a retail center located in Maryland and a retail center located in Illinois. The sale agreements are subject to the customary terms and conditions for transactions of this type, including, among other things, the respective purchasers' satisfactory completion of due diligence, engineering and environmental inspections, and approval of titles and surveys. Of these three properties, the buyer for MGI's Maryland retail center has completed its due diligence. These sales are expected to close in MGI's second fiscal quarter, although there can be no assurance that these sales will be successfully completed. It is currently estimated by management that the liquidation will be substantially completed during MGI's third quarter ending August 31, 2000, although there can be no assurance thereof.

Results of Operations

1999 Compared to 1998

         The sale during 1999 of 61 properties pursuant to the Plan created a fundamental transformation in MGI and is the primary factor in explaining the changes in operating results when 1999 is compared to prior years. Net income in 1999 was $154.7 million, or $11.23 per share (basic), as compared to $29.8 million, or $2.17 per share (basic), in 1998. Included in 1999 net income were net gains of $159.7 million as compared to $8.4 million recognized a year ago from the sale of seven properties. In connection with the 1999 property sales, MGI incurred a variety of expenses including legal, transfer fees, state and other taxes, broker fees and fees to advisors and property sales agents.

         Income before net gains and extraordinary item was a loss of $4.7 million in 1999 as compared to income of $21.4 million in 1998. This $26.1 million decrease in income before net gain and extraordinary item when 1999 and 1998 are compared is primarily attributable to the disposition of 61 properties pursuant to the Plan. This change primarily resulted from the $18.2 million increase in Liquidation Plan expenses, the $11.0 million loss recognized on properties held for sale, and a $13.3 million decrease ($32.5 million in 1999 versus $45.8 million in 1998) in property operating income (which is defined as rental income less property operating expense and real estate taxes), which were partially offset by a $3.8 million reduction in interest expense, a $9.2 million decrease in depreciation and amortization, $.7 million in lower general and administrative expense and a $2.8 million increase in interest income.

         The $19.2 million in Liquidation Plan expense in 1999 is related to a variety of costs and fees, including fees to advisors and other professionals, severance and incentive compensation, expense related to stock options and other expenses related to liquidation. The two largest components are expenses related to stock options ($15.1 million) and severance compensation ($3.2 million). All option holders, in accordance with their option agreements, have elected, as an alternative to exercising their options, to receive in cash the difference between the per share option exercise price and the aggregate per share net liquidation proceeds to be distributed to shareholders (the "Cash Election"). Pursuant to the terms of the Election, these cash payments are only in amounts in excess of the per share option exercise price, commencing only at such time as the liquidating distributions exceed the per share exercise price, payable only as and when liquidating distributions are made to shareholders. Of the $15.1 million related to the Cash Election, approximately $6.8 million was paid in 1999, $4.6 million related to options with an exercise price less than $24.16 per share was accrued in anticipation of future payments and an additional $3.7 million was accrued and recognized as expense related to options with an exercise price higher than $24.16 per share, based on remaining estimated future net liquidating distributions of $5.50 per share. With respect to the $3.2 million severance compensation, approximately $2.2 million was unpaid at November 30, 1999. It is presently estimated that approximately an additional $.6 million of severance expense will be recognized subsequent to November 30, 1999.

         In 1999, MGI recognized an $11.0 million provision for a loss on properties held for sale, the amount by which the carrying value of certain properties exceeded their estimated fair value, according to management's estimates. The carrying amount of the properties are recorded at the lower of the sum of: the property's gross cost at the date of adoption of the Plan plus capital and tenant improvements since adoption of the Plan; or the estimated property fair value less expected sales costs. The estimated property fair value was derived from existing purchase and sale agreements, letters of intent to sell the property, purchase offers from third parties, conversations with sale brokers and internal valuations. This reevaluation occurred in connection with the Trust's decision to sell its remaining properties in single property sales and its evaluation of changing market conditions.

         Also reflecting the 1999 sale of 61 properties, was the decrease in interest expense of $3.8 million due primarily to the approximate $112.8 million of debt that was repaid or assumed in connection with the sale of properties and higher interest income of $2.8 million due to the amount of net sale proceeds held by MGI pending distributions to shareholders. Moreover, depreciation and amortization decreased by $9.2 million as the Trust stopped depreciating its real estate assets on October 14, 1998, the date shareholders approved the Plan.

         Property operating income totaled $32.5 million in 1999, of which approximately 23.5%, or $7.6 million, related to the eight properties owned at November 30, 1999. The change in property operating income for these eight comparable or "same store" properties (i.e., owned for both fiscal years), was an increase of 17.3%, or $1.1 million, when 1999 is compared to 1998, and resulted primarily from increased revenues from MGI's retail portfolio, particularly an Illinois shopping center.

1998 Compared to 1997

         Net income for 1998 of $29.8 million, or $2.17 per share, included net gains of $8.4 million, which resulted from the sale of seven properties. Net income for 1997 was $20.5 million, or $1.54 per share, which included gains of $3.8 million which was partially offset by an extraordinary item of $0.3 million incurred in connection with a loan refinancing prepayment fee. Income before net gains increased approximately 26.3% from $17.0 million in 1997 to $21.4 million in 1998.

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

The following is a reconciliation of net income to FFO:

                                             Year Ended November 30,
                                             -----------------------
                                               1998            1997
                                               ----            ----

      Net income                           $29,817,000     $20,466,000
      Less net gains and extraordinary
      item                                  (8,375,000)     (3,494,000)
      Plus building depreciation             7,801,000       8,385,000
      Plus tenant improvement and
         commission amortization             2,411,000       2,169,000
      Liquidation plan expenses                972,000              --
                                           -----------     -----------
      Funds from operations                $32,626,000     $27,526,000
                                           ===========     ===========

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

         The change in property operating income from 1997 to 1998 reflects improved results from comparable properties (which is defined as properties owned throughout both 1997 and 1998), as well as the effect of the sale and acquisition of properties, is detailed below:

                                                                  Net Change in
                                                                    Property
                Properties Held   1998 and 1997   1998 and 1997     Operating
Property Type      Both Years     Acquisitions        Sales          Income
--------------- ---------------   -------------   -------------   -------------
Office             $1,069,000       $4,550,000    $  (837,000)     $4,782,000
Office/R&D            704,000        1,362,000             --       2,066,000
Industrial            244,000        1,262,000     (1,855,000)       (349,000)
Retail                251,000               --       (373,000)       (122,000)
Multi-family          280,000               --       (961,000)       (681,000)
Land and Other        439,000               --        (16,000)        423,000
                   ----------       ----------    -----------      ----------

Total              $2,987,000       $7,174,000    $(4,042,000)     $6,119,000
                   ==========       ==========    ===========      ==========

         The increase in property operating income derived from the 43 comparable properties reflects leasing completed during the last two fiscal years, particularly in New England where leases were executed at substantially higher rents. Rental rates for leases signed during 1998 and 1997 increased by 32.6% and 30.6%, respectively, compared to the previous rents in place. Rental revenue has also been positively impacted by the portfolio's overall leased rate which increased from 95.4% at the end of fiscal 1997 to 97.3% at November 30, 1998. For the comparable office properties, rents from leases executed in 1998 are, in the aggregate, 15% higher than rents previously in place, with increases of approximately 20% in New England. The office properties also experienced lower operating expenses and lower management costs due to the internalization of property management. The retail operating results benefited from leases executed at the Aurora, Illinois property, which increased the overall 1998 retail leased level to 95.4%. The multi-family properties experienced revenue growth of 5.6%, which reflected higher rents and stable occupancy rates. The comparable office/research and development properties experienced the largest growth in rental rates with 324,900 square feet of leases signed at an average rate increase of 77%. Industrial properties benefited from the combined impact of higher overall occupancy and rental rates that increased by 18%.

         Commercial leases signed in 1998 and the percentage of the commercial properties leased are as follows:

                                   1998                   Leased at
     Property Type                Leasing             November 30, 1998
     -------------             -----------            -----------------
     Office                       244,300                    97.6%
     Office/R&D                   358,200                   100.0%
     Industrial                   242,600                    97.6%
     Retail                       121,400                    95.4%
                                 --------                  -------

     Total                        966,500                    97.9%
                                 ========                  =======

Liquidity

         Shareholders' equity at November 30, 1999 was $78.8 million, compared to $256.8 million at November 30, 1998. The decrease primarily reflects the excess of liquidating distributions paid over net income pursuant to the Plan. At November 30, 1999, financial liquidity was provided by $38.2 million in cash and cash equivalents. The principal sources and uses of cash in fiscal 1999 and 1998 are summarized as follows:

     Sources of Cash                             1999           1998
     ---------------                             ----           ----
     Trust operations                       $ 19,163,000    $ 30,791,000
     Sales of real estate, net               445,932,000      22,274,000
     Proceeds from the issuance of common
     shares                                       95,000       1,137,000

     New borrowings, net of fees                              46,550,000
                                            ------------    ------------
     Total                                  $465,190,000    $100,752,000
                                            ============    ============

     Uses of Cash                                1999            1998
     ------------                                ----            ----
     Liquidating distributions              $332,785,000    $         --
     Real estate acquisitions                    339,000      57,140,000
     Dividends                                        --      16,766,000
     Additions to real estate                  6,592,000       7,482,000
     Deferred tenant charges and other         1,241,000       2,665,000

     Repayment of loans payable and fees      98,266,000      18,398,000
                                            ------------    ------------
     Total                                  $439,223,000    $102,451,000
                                            ============    ============

         Loans payable totaled $4.6 million at November 30, 1999, a net decrease of $125.9 million compared to $130.5 million at November 30, 1998. During 1999, the Trust repaid a $12.3 million mortgage loan that was secured by an Illinois retail center and another $76.8 of mortgage debt was repaid or assumed by the buyers of certain properties. Additionally, at the time of the June 1999 sale of 54 New England properties, MGI repaid the $36.0 million balance outstanding on its $75 million line of credit and terminated the line. Scheduled loan principal payments associated with the remaining unsold properties due within 12 months of November 30, 1999 approximate $0.2 million. MGI has no debt which was scheduled to mature prior to the anticipated completion of the Plan.

         Cash requirements in 2000 will include liquidating distributions to shareholders, capital and tenant improvements and leasing expenditures required to maintain MGI's occupancy levels. Additionally, in connection with the Plan, MGI anticipates incurring a variety of costs and fees including costs related to sales, fees to advisors and other professionals, severance compensation, payments to holders of stock options, and other expenses related to liquidation. MGI anticipates meeting these obligations through its position of cash and cash equivalents held at November 30, 1999, the net sale proceeds of its remaining properties, and property operations. MGI believes the combination of available cash and cash equivalents, the value of MGI's unencumbered properties and other resources are sufficient to meet its liquidity requirements while implementing the Plan.

Other

Inflation

         During the past three years, the impact of inflation on MGI's operations and investment activity has not been significant.

Real Estate Considerations

         Real estate investments and operations are subject to a number of factors, including changes in general economic climate, local conditions (such as an oversupply of space, a decline in effective rents or a reduction in the demand for real estate), competition from other available space, the ability of the owner to provide adequate maintenance or to fund capital and tenant improvements required to maintain market position and control of operating costs. In certain markets in which the Trust owns real estate, overbuilding and local or national economic conditions have, in the past, combined to produce lower effective rents and/or longer absorption periods for vacant space. As the Trust re-leases space, certain effective rents may be less than those earned previously. Management believes its modest diversification by property type and its diverse tenant base has somewhat reduced the risks associated with these factors and has enhanced opportunities for cash flow growth and capital gains potential, although there can be no assurance thereof.

Year 2000 Compliance

         The Year 2000 compliance issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in computer system failures or miscalculations causing disruptions of operations. The Year 2000 issue affects almost all companies and organizations.

         Prior to January 1, 2000, MGI conducted an assessment of its core internal computer information systems and believed that its internal financial and information systems were substantially Year 2000 compliant. Also, MGI evaluated those computer systems that do not relate to financial and other information needs such as systems designed to operate buildings, its telecommunications systems, security systems, energy management systems and elevator systems and determined those systems were substantially year 2000 compliant. As of this date, the Year 2000 issue has not had an adverse effect on its business.

Market Risk

         The Trust is presently exposed to interest rate changes primarily as a result of long-term debt. The Trust's interest rate risk management objective has been to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Trust does not enter into derivative or interest rate transactions. The carrying values of financial instruments including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of the short maturity of these instruments. The Trust's only obligation for borrowed money at November 30, 1999 totaled $4.6 million, representing 4.6% of its total assets. This is a fixed rate mortgage loan with an average rate of 7.4%. The Trust has no debt obligations subject to floating interest rates at November 30, 1999. The carrying value of long-term debt approximates its fair value, as estimated by using discounted future cash flows based on the Trust's current incremental borrowing rates for similar types of borrowing arrangements and the estimated time to complete the Plan.

Forward-Looking Statements

         This Annual Report contains forward-looking statements, estimates or plans within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of MGI to be materially different from results or plans expressed or implied by such forward-looking statements. Such factors generally include, among other things, adverse changes in the real estate markets; risk of default under the Trust's outstanding indebtedness; financial condition and bankruptcy of tenants; environmental/safety requirements; adequacy of insurance coverage; and general and local economic and business conditions. With respect, in particular, to the Plan, such factors include, among other things, the risks of future action or inaction by the Board of Trustees (and the actual results thereof) with respect to the Plan (including the possibility of litigation pertaining thereto), the net realizable value of the properties, the effects of financial market conditions and general economic conditions, maintaining the current occupancy and rent levels at the properties, as well as those risk factors set forth in the definitive Proxy Statement relating to the Trust's Special Shareholders' Meeting held on October 14, 1998, which is incorporated herein by reference and filed as an exhibit hereto. Investors should review the more detailed risks and uncertainties set forth under the caption Risk Factors in this report. Although the Trust believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included or incorporated by reference in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Trust or any other person that the objectives and plans of the Trust will be achieved.

Item 8.  Financial Statements and Supplementary Data

         The financial statements and supplementary data are included under
Item 14 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant

Trustees And Executive Officers

         The trustees and executive officers of the Trust and their positions with the Trust are set forth below.

           Name               Age                     Position
------------------------      ---         ---------------------------------

W. Pearce Coues.........      59          Chairman of the Board of Trustees
                                          and Chief Executive Officer

Phillip C. Vitali.......      49          Executive Vice President, Treasurer
                                          and Chief Financial Officer

Robert Ware.............      61          Executive Vice President

George M. Lovejoy, Jr...      69          Trustee

Robert M. Melzer........      59          Trustee

George S. Bissell.......      69          Trustee

William F. Murdoch, Jr..      69          Trustee

Rodger P. Nordblom......      72          Trustee

W. Pearce Coues has been Chairman of the Board of Trustees and Chief Executive Officer of the Trust since 1982.

Phillip C. Vitali has been Executive Vice President of the Trust since December 1989 and Treasurer and Chief Financial Officer of the Trust since March 1986. He was Senior Vice President of the Trust from January 1987 to December 1989.

Robert Ware has been Executive Vice President of the Trust since December 1989. He was Senior Vice President of the Trust from April 1986 to December 1989.

George M. Lovejoy, Jr. has been a Trustee of the Trust since 1993. He has been President since 1994 and director since 1972 of Fifty Associates, a real estate investment trust. Mr. Lovejoy was Chairman of the Board of Meredith & Grew Incorporated, a real estate brokerage and management firm, from 1988 to March 1993. He is currently a Trustee of the following mutual funds: Scudder California Tax Free Trust; Scudder Cash Investment Trust; Scudder Funds Trust; Scudder GNMA Fund; Scudder Municipal Trust; Scudder Investment Trust; Scudder Portfolio Trust; Scudder State Tax Free Trust; Scudder Tax Free Trust; Scudder U.S. Treasury Money Fund and Scudder Tax Free Money Fund; and a Director of Scudder Global High Income Fund; Shared Investment Committee Chairman, Copley Investors Limited Partnership.

Robert M. Melzer has been a Trustee of the Trust since 1998. Until 1999, he had been President (since 1980) and Chief Executive Officer (since 1992) of Property Capital Trust, a real estate investment trust. Mr. Melzer is a Director of Genesee & Wyoming Inc., a railroad holding company, Beacon Capital Partners, Inc., a real estate investment trust and the Cronos Group, a lessor of intermodal marine containers.

George S. Bissell has been a Trustee of the Trust since 1995. He has been Chairman of the Board of Vantagepoint Funds, a mutual fund sponsored by I.C.M.A. Retirement Corp. from start-up November 1998 until November 1999 and remains a Trustee to date. Previously, he was Chairman of the Funds Board of Evergreen Funds from January 1995 to January 1998; and Chairman of the Board and Chief Executive Officer from 1979 to December 1994 of Keystone Group, Inc., an investment management firm.

William F. Murdoch, Jr. has been a Trustee of the Trust since 1996. He has been a principal of Murdoch Associates, a real estate development and consulting firm, since 1990.

Rodger P. Nordblom has been a Trustee of the Trust since 1984. He has been Chairman of the Board for more than five years and former President of Nordblom Company, a real estate development, advisory and management firm.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Trust's officers and trustees, and persons who own more than ten percent of a registered class of the Trust's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, trustees and greater than ten percent shareholders are required by the Commission's regulations to furnish the Trust with copies of all Section 16(a) forms they file. During the year ended November 30, 1999, to the Trust's knowledge, all of such forms were filed in a timely manner.

Board Meetings and Committees

         The Board of Trustees held seven meetings during the year ended November 30, 1999. There is one committee of the Board of Trustees, the Administrative-Audit Committee (the "Administrative-Audit Committee"), which in addition to fulfilling the functions of an audit committee, has supervisory responsibility for Trustee nominations, executive officer compensation, including stock options, and certain administrative matters. The Administrative-Audit Committee, which is comprised of Messrs. Lovejoy, who serves as Chairman, Melzer and Murdoch, met once during the year ended November 30, 1999. The Administrative-Audit Committee may also make recommendations to the Board of Trustees and does not have the power to bind the Trust, except that such Committee is empowered to function as the Compensation and Stock Option Committee in administering all of the Trust's stock option and stock appreciation rights plans and in determining the compensation of executive officers.

         The Trust's policy, effective December 1, 1999, is to pay each Trustee other than Mr. Coues (i) a $15,000 annual fee and (ii) $1,000 per Board of Trustees or committee meeting attended; provided, however, that each of the Trustees receives $500 for each committee meeting attended on the same day a Board of Trustees' meeting is held.

Item 11. Executive Compensation

         The following table sets forth all compensation awarded to, earned by or paid to the Trust's Chief Executive Officer and each of the other most highly compensated executive officers of the Trust whose compensation exceeded $100,000 for the fiscal years ended November 30, 1999, 1998 and 1997 (the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE(1)

                                                                                 Long-Term
                                                  Annual Compensation       Compensation Awards
                                                  -------------------       -------------------
                                                                                 Securities
                                                                                 Underlying             All Other
    Name and Principal Position        Year      Salary       Bonus(2)         Options/SARs(3)       Compensation(4)
    ---------------------------        ----      ------       --------         ---------------       ---------------
W. Pearce Coues                        1999     $290,166       $     --                  --              $ 59,000
   Chairman of the Board and           1998     $280,000       $150,000             160,000              $ 59,000
   Chief Executive Officer             1997     $279,231       $110,000              50,000              $ 59,000

Phillip C. Vitali
   Executive Vice President            1999     $200,349       $ 60,000                  --              $ 30,210
   Treasurer and                       1998     $189,231       $125,000             140,000              $ 28,500
   Chief Financial Officer             1997     $179,231       $ 60,000              30,000              $ 26,885

Robert Ware                            1999     $190,037       $     --                  --              $ 39,000
   Executive Vice President            1998     $184,462       $ 64,750              70,000              $ 39,000
                                       1997     $177,231       $ 60,000              30,000              $ 39,000

----------------
(1) This table covers all executive officers receiving compensation of at least $100,000 per annum. The Table does not include columns for Other Annual Compensation, Restricted Stock Awards and Long Term Incentive Plan Payouts as there was no information to report with respect to such matters.
(2) Fiscal 1997 bonuses were paid in cash used to exercise outstanding stock options (except up to 30% may have been used to pay income taxes).
(3) Options awarded under the 1994 and 1997 Employee Plans may include a tandem grant of stock appreciation rights ("SARs"). An SAR is exercisable at any time the option to which it relates can be exercised, but only upon a showing of "hardship" by the optionee and upon consent of the Administrative-Audit Committee. In addition, an SAR may be exercised only if prior to or simultaneously with the exercise thereof, the optionee has exercised or exercises an equivalent number of options granted under the Trust's stock option and stock appreciation rights plans. A Hostile Change in Control, as defined in such plans, abrogates the hardship requirement and the prior or simultaneous option exercise requirement. SARs terminate when the related option is exercised. Mr. Coues was granted, in tandem with stock options, 20,000 SARs in 1998 and 12,500 SARs in 1997. Messrs. Vitali and Ware were each granted, in tandem with stock options, 17,500 SARs in 1998 and 15,000 SARs in 1997.
(4) All Other Compensation is comprised of contributions to the respective Simplified Employee Pension Plan ("SEPP") applicable to each individual and amounts accrued by or payments made by the Trust to the accounts of participants in the Trust's Supplemental Retirement Plan ("SERP"). The SEPP contribution for each of Messrs. Coues, Vitali and Ware was $24,000 in each of 1999, 1998 and 1997. The SERP contribution for Mr. Coues was $35,000 in each of 1999, 1998 and 1997. The accrued SERP contribution for Mr. Vitali was $6,210 in 1999, $4,500 in 1998 and $2,885 in 1997. The SERP
      contribution for Mr. Ware was $15,000 in each of 1999, 1998 and 1997.

Option/SAR Grants in Last Fiscal Year

      There were no options or SARs awarded in 1999 to the Named Executive Officers during the fiscal year ended November 30, 1999.

         The following table sets forth certain information regarding the stock options exercised by the Named Executive Officers during the fiscal year ended November 30, 1999 and held by the Named Executive Officers as of November 30, 1999.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR-END OPTION/SAR VALUES

                                                                    Number of Securities
                                                                   Underlying Unexercised            Value of Unexercised
                            Shares                                      Options/SARs             In-the-Money Options/SARs At
                           Acquired           Value                  At Fiscal Year-End                 Fiscal Year-End
         Name             On Exercise       Realized($)          Exercisable/Unexercisable         Exercisable/Unexercisable
         ----             -----------       -----------          -------------------------         -------------------------
W. Pearce Coues                   -        $1,853,875 (1)(2)            375,439/ (1)                    $2,265,164/ (1)

Phillip C. Vitali            10,000        $1,416,457 (1)(2)            278,011/ (1)                    $1,672,717/ (1)

Robert Ware                       -        $1,089,660 (1)(2)            196,000/ (1)                    $1,189,825/ (1)

------------------------
(1) Following shareholder approval of the Plan on October 14, 1998, option holders, in accordance with their option agreements, have elected, as an alternative to exercising their options, to receive in cash the excess between the per share option exercise price and the aggregate per share net liquidation proceeds to be distributed to shareholders (the "Cash Election"). These payments are only in amounts in excess of the per share option exercise price, commencing only at such time as the liquidating distributions exceed the per share option exercise price, and are payable only as and when liquidating distributions are made to shareholders.
(2) These amounts were paid pursuant to the Cash Elections made by Messrs. Coues and Ware. With respect to Mr. Vitali, the value realized included, in addition to the amount paid pursuant to his Cash Election, $181,500 related to his exercise of 10,000 options.

Stock Option Plans

         As of February 25, 2000, the Trust's executive officers and Trustees as a group (eight persons) held presently exercisable options to purchase a total of 968,475 Common Shares under all of the Trust's stock option plans at exercise prices ranging from $11.125 to $26.50 per Common Share. Of all presently exercisable outstanding options, 10,167 were granted pursuant to the 1982 Incentive Plan, 128,172 were granted pursuant to the 1988 Employee Plan, 231,939 were granted pursuant to the 1994 Employee Plan, 362,172 were granted pursuant to the 1997 Employee Plan, 21,713 were granted pursuant to the 1982 Trustees Plan, 107,309 were granted pursuant to the 1988 Trustees Plan and 107,003 were granted pursuant to the 1994 Trustees Plan.

Severance Plan and Program

         Effective June 11, 1987, and as amended on December 19, 1989, the Board of Trustees adopted a severance compensation plan for officers in the event of a "hostile takeover" (the "Severance Plan"), which includes the following events, if not approved by two-thirds of the members of the Board of Trustees in office immediately prior to the occurrence of any such event: (i) the election as Trustee(s) in any year of one or more persons not nominated by at least two-thirds of the Board of Trustees in office prior to such election; (ii) a business combination such as a merger; (iii) the acquisition of 15% or more of the voting power of the Trust's securities by any person or entity; or (iv) the failure of the Trust to qualify as a REIT for tax purposes by reason of more than 50% in value of the Trust's voting securities outstanding being held by five or fewer individuals.

         All full time officers who have completed a minimum of thirty-six months of continuous employment with the Trust are eligible under such Severance Plan. An eligible officer is entitled to severance benefits if (i) such individual terminates his or her employment within two years after a hostile takeover for reasons such as a reduction in compensation, discontinuance of employee benefits plans, change in duties or status and certain changes in job location or (ii) if the individual is terminated for reasons other than "just cause" as defined in such plan. The severance payment is equal to three months compensation for each twelve months of employment based on the highest total annual compensation rate earned prior to the hostile change in control (up to a maximum of 24 months of compensation payable at such rate, but 36 months in the case of Messrs. Coues, Ware and Vitali). Fringe benefits are also continued for the number of months for which compensation is paid.

         On August 12, 1998, the Board of Trustees, upon consultation with and pursuant to the advice of PricewaterhouseCoopers LLP ("PWC"), independent compensation consultants, adopted an executive severance program for the several tiers of key employees of the Trust in conjunction with the Board's decision to adopt a plan of complete liquidation of the Trust. Pursuant to such program, on September 17, 1998, the Trust entered into severance agreements providing for lump sum cash severance payments to certain of the Named Executive Officers, as follows: W. Pearce Coues, $860,000, Phillip C. Vitali, $472,500 and Robert Ware, $576,346. These severance agreements were entered into to further encourage such executives to remain in the employ of the Trust in connection with the Trust's efforts to maximize shareholder value. (On August 12, 1998 the Trust announced that the Board had approved a plan of complete liquidation, which plan was approved by shareholders on October 14, 1998). Such severance payments will be made, among other reasons, in any of the following events: (i) a termination of the Trust pursuant to a plan of complete liquidation, (ii) a merger in which the Trust is not the surviving entity, (iii) during any 12 month period, individuals who at the beginning of such period constitute the Board of Trustees, cease for any reason to constitute a majority thereof; or (iv) the Trust files a report or proxy statement with the SEC indicating that a change in control (as defined) has occurred. In the event of the applicability of, and in the event of payments under these severance agreements, such payments would supersede and be in lieu of rights which these executives otherwise may have to receive payments under the Severance Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information concerning ownership of the Common Shares as of February 25, 2000 by (i) each Named Executive Officer of the Trust, (ii) each Trustee of the Trust, (iii) all Named Executive Officers and Trustees of the Trust as a group, and (iv) each person who, to the knowledge of management, owned beneficially more than 5% of the Common Shares. Unless otherwise indicated, the address of each person listed below is One Winthrop Square, Boston, Massachusetts 02110.

Beneficial Owner(1)                    Common Shares        Percent of Class(2)
-------------------                 Beneficially Owned      -------------------
                                    ------------------

George S. Bissell..........              26,000(3)                   *

Warren E. Buffett..........           1,854,500(4)                13.5%
144 Kiewit Plaza
Omaha, Nebraska 68131

W. Pearce Coues............             506,600(5)                 3.6%

George M. Lovejoy, Jr......              25,300(6)                   *

Robert M. Melzer...........              22,500(7)                   *

William F. Murdoch, Jr.....              26,000(3)                   *

Rodger P. Nordblom.........              26,800(8)                   *

Taunus Corporation.........             714,342(9)                 5.2%

Phillip C. Vitali..........             317,026(10)                2.3%

Robert Ware................             246,000(11)                1.8%

  All Executive Officers and
  Trustees as a group
  (eight persons) ........            1,196,226(12)                8.0%

----------------
*    Less than 1%.

(1) Except as specified herein, the persons named in the table, to the Trust's knowledge, have sole voting and dispositive power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

(2) Calculations assume that all options which are exercisable by such person within 60 days after February 12, 1999 have been exercised.

(3) Includes presently exercisable options to purchase an aggregate of 25,000 Common Shares granted pursuant to the Trust's 1988 Stock Option Plan for Trustees (the "1988 Trustees Plan") and the Trust's 1994 Trustees Stock Option Plan (the "1994 Trustees Plan").

(4) Based on a Schedule 13G/A dated February 14, 2000, Warren E. Buffett beneficially owned 1,854,500 Common Shares, representing 13.5% thereof as of such date. Mr. Buffett had sole voting and dispositive power with respect to all 1,854,500 of such shares.

(5) Includes presently exercisable options to purchase an aggregate of 375,439 Common Shares granted pursuant to the Trust's 1982 Stock Option Plan for Trustees (the "1982 Trustees Plan"), the 1988 Stock Option and Stock Appreciation Rights Plan for Key Employees (the "1988 Employee Plan"), the 1988 Trustees Plan, the Trust's 1994 Employee Stock Option and Stock Appreciation Rights Plan (the "1994 Employee Plan"), the 1994 Trustees Plan and the Trust's 1997 Employee Stock Option, Stock Appreciation Rights and Restricted Stock Plan (the "1997 Employee Plan"). Also includes 207 Common Shares owned by Mr. Coues' wife, as to which Mr. Coues disclaims beneficial ownership.

(6) Includes presently exercisable options to purchase an aggregate of 24,025 Common Shares granted pursuant to the 1988 Trustees Plan and the 1994 Trustees Plan.

(7) Includes presently exercisable options to purchase an aggregate of 20,000 Common Shares granted pursuant to the 1994 Trustees Plan.

(8) Includes presently exercisable options to purchase an aggregate of 25,000 Common Shares granted pursuant to the 1982 Trustees Plan, the 1988 Trustees Plan and the 1994 Trustees Plan.

(9) Based on a Schedule 13G dated February 11, 2000, Taunus Corporation, a holding company ("Taunus"), beneficially owned, through its indirect wholly owned subsidiaries of Deutsche Bank Securities, Inc., Bankers Trust Company and DB Alex.Brown LLC, 714,342 Common Shares, representing 5.2% thereof as of such date. Of such Common Shares, Taunus had (i) sole voting power with respect to 712,842 of such shares and (ii) sole disposition power with respect to 714,342 of such shares.

(10) Includes presently exercisable options to purchase an aggregate of 278,011 Common Shares granted pursuant to the Trust's 1982 Incentive Stock Option Plan for Key Employees (the "1982 Incentive Plan"), the 1988 Employee Plan, the 1994 Employee Plan and the 1997 Employee Plan.

(11) Includes presently exercisable options to purchase an aggregate of 196,000 Common Shares granted pursuant to the 1982 Incentive Plan, the 1988 Employee Plan, the 1994 Employee Plan and the 1997 Employee Plan.

(12) Includes presently exercisable options to purchase an aggregate of 968,475 Common Shares.

Item 13. Certain Relationships and Related Transactions

         Not Applicable

                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

     (a) 1. CONSOLIDATED FINANCIAL STATEMENTS

INDEX
-----

Independent Auditors' Report
Financial Statements:
      Consolidated Balance Sheets, November 30, 1999 and 1998
      Consolidated Statements of Earnings, Years ended November 30, 1999, 1998 and 1997 Consolidated Statements of Cash Flows, Years ended November 30, 1999, 1998 and 1997 Consolidated Statements of Changes in Shareholders' Equity, Years ended November
         30, 1999, 1998 and 1997
      Notes to Consolidated Financial Statements

         2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule (as of or for the year ended November 30, 1999):
      Schedule III, Real Estate and Accumulated Depreciation

Exhibit XI    -  Computation of Diluted Earnings per Share

Exhibit XXVII -  Financial Data Schedule for year ended November 30,
                 1999 (EDGAR filing only)

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

      (n) Certificate of Thirteenth Amendment of Second Amended and Restated Declaration of Trust.

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

      (l) Form of Severance Agreement for Key Employees, incorporated by reference to the Trust's Current Report on Form 8-K, dated August 12, 1998.

      (m) MGI Properties Long Term Performance Plan, incorporated by reference to the Trust's Current Report on Form 8-K dated August 15, 1998.

      (n) MGI Properties Definitive Proxy Statement dated September 10, 1998 in respect of the Special Meeting of Shareholders held on October 14, 1998.

      (o) Certificate of Fourteenth Amendment to the Trust's Declaration of Trust incorporated by reference to Exhibit 99.1 to Form 8-K filed on March 31, 1999.

      (p) Amendment adopted on March 26, 1999 to the By-Law adopted on December 24, 1982 incorporated by reference to Exhibit 99.2 to Form 8-K filed on March 31, 1999

      (q) Amendment No. 1 to Rights Agreement, dated as of March 26, 1999, between MGI Properties and BankBoston, N.A., incorporated by reference to Exhibit 1 to the Trust's Registration Statement on Form 8-A filed on April 8, 1999.

      (r) Purchase and Sale Agreement dated March 12, 1999, by and among the Trust, for itself and as agent for each of the entities listed therein, and BCIA Funding Corp. incorporated by reference to Exhibit
            2.2 to the Trust's Form 8-K filed on July 6, 1999 and amended on September 3, 1999.

      (s) Amendment to Purchase and Sale Agreement dated March 28, 1999 incorporated by reference to Exhibit 2.2 to the Trust's Form 8-K filed on July 6, 1999 and amended on September 3, 1999.

      (t) Second Amendment to Purchase and Sale Agreement dated May 5, 1999 incorporated by reference to Exhibit 2.3 to the Trust's Form 8-K filed on July 6, 1999 and amended on September 3, 1999.

      11 Computation of Diluted Earnings per Share, included under Item 14 of this Report.

      24    Auditors' consent.*

            (b)   REPORTS ON FORM 8-K:

                  Current Report on Form 8-K dated September 3, 1999 Current Report on Form 8-K dated October 15, 1999 Current Report on Form 8-K dated November 4, 1999 Current Report on Form 8-K dated December 20, 1999

--------
* Filed herewith.

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

Dated: February 28, 2000  MGI PROPERTIES
                          (Registrant)

                          By: /s/ W. Pearce Coues
                              --------------------------------------------------
                              W. Pearce Coues, Chairman of the Board of Trustees

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

        Signature                        Title                      Date
        ---------                        -----                      ----
                               Chairman of the Board of
/s/ W. Pearce Coues            Trustees and Chief Executive   February 28, 2000
---------------------------    Officer
W. Pearce Coues
                               Principal Financial Officer
/s/ Phillip C. Vitali          and Principal Accounting       February 28, 2000
---------------------------    Officer
Phillip C. Vitali

/s/ George S. Bissell                    Trustee              February 28, 2000
---------------------------
George S. Bissell

/s/ George M. Lovejoy, Jr.               Trustee              February 28, 2000
---------------------------
George M. Lovejoy, Jr.

/s/ Robert M. Melzer                     Trustee              February 28, 2000
---------------------------
Robert M. Melzer

/s/ William F. Murdoch, Jr.              Trustee              February 28, 2000
---------------------------
William F. Murdoch, Jr.

/s/ Rodger P. Nordblom                   Trustee              February 28, 2000
---------------------------
Rodger P. Nordblom

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 1999

                                 MGI PROPERTIES

                                 MGI PROPERTIES

           Index to Consolidated Financial Statements and Schedules

                                                                 Page
                                                                 ----

Independent Auditors' Report                                     F - 1

Financial Statements:
   Consolidated Balance Sheets,
     November 30, 1999 and 1998                                  F - 2
   Consolidated Statements of Earnings,
     Years ended November 30, 1999, 1998 and 1997                F - 3
   Consolidated Statements of Cash Flows,
     Years ended November 30, 1999, 1998 and 1997                F - 4
   Consolidated Statements of Changes in Shareholders' Equity,
     Years ended November 30, 1999, 1998 and 1997                F - 5
   Notes to Consolidated Financial Statements                F - 6 -- F - 13

Schedules and Exhibits

Financial Statement Schedule (as of or for the year ended
   November 30, 1999):
   Schedule III - Real Estate and Accumulated Depreciation  F - 14 -- F - 15

Exhibit XI - Computation of Diluted Earnings per Share          F - 16

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MGI Properties and subsidiaries as of November 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As further described in footnote 1, in 1998 the Trust announced its intention, and secured shareholder approval, to liquidate its assets, distribute the proceeds to shareholders and terminate the Trust.

                                                                        KPMG LLP

Boston, Massachusetts
February 16, 2000

                                 MGI PROPERTIES

                           Consolidated Balance Sheets

                           November 30, 1999 and 1998

Assets                                                                1999              1998
                                                                 -------------     -------------
Properties held for sale (notes 2, 3, 4, and 5)                  $  56,310,000     $ 365,543,000
Cash and cash equivalents                                           38,232,000        12,265,000
Accounts receivable                                                    747,000         5,040,000
Other assets                                                         3,222,000        11,655,000
                                                                 -------------     -------------
                                                                 $  98,511,000     $ 394,503,000
                                                                 =============     =============

Liabilities and Shareholders' Equity

Liabilities:
    Loans payable (note 5)                                       $   4,585,000     $ 130,517,000
    Liquidating liabilities (note 6)                                12,715,000           880,000
    Other liabilities (note 6)                                       2,373,000         6,284,000
                                                                 -------------     -------------
                  Total liabilities                                 19,673,000       137,681,000
                                                                 -------------     -------------

Shareholders' equity (notes 7, 8 and 9):
    Common shares - $1 par value; 17,500,000 shares
       authorized; 13,774,221 issued at November 30, 1999
       (13,764,221 at November 30, 1998)                            13,774,000        13,764,000
    Additional paid-in capital                                     208,363,000       208,278,000
    Undistributed (distributions in excess of) net income         (143,299,000)       34,780,000
                                                                 -------------     -------------

                  Total shareholders' equity                        78,838,000       256,822,000
                                                                 -------------     -------------

                                                                 $  98,511,000     $ 394,503,000
                                                                 =============     =============

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES

                       Consolidated Statements of Earnings

                                                                         Year ended November 30,
                                                         --------------------------------------------------------
                                                              1999                1998                 1997
                                                         --------------      --------------        --------------

Income:
    Rental                                               $   49,604,000      $   70,338,000        $   62,567,000
    Interest                                                  3,472,000             651,000               639,000
                                                         --------------      --------------        --------------
           Total income                                      53,076,000          70,989,000            63,206,000
                                                         --------------      --------------        --------------

Expenses:
    Property operating expenses                              11,398,000          16,348,000            15,384,000
    Real estate taxes                                         5,699,000           8,134,000             7,443,000
    Depreciation and amortization                             1,229,000          10,379,000            10,662,000
    Provision for loss on properties held for sale           11,031,000                   -                     -
    Interest                                                  6,276,000          10,122,000             9,539,000
    General and administrative                                2,912,000           3,592,000             3,206,000
    Liquidation plan expenses                                19,194,000             972,000                     -
                                                         --------------      --------------        --------------
           Total expenses                                    57,739,000          49,547,000            46,234,000
                                                         --------------      --------------        --------------

Income (loss) before net gains                               (4,663,000)         21,442,000            16,972,000

Net gains on sale of real estate assets                     159,655,000           8,375,000             3,800,000
                                                         --------------      --------------        --------------

Income before extraordinary item                            154,992,000          29,817,000            20,772,000

Extraordinary item - prepayment of debt                        (286,000)                 --              (306,000)
                                                         --------------      --------------        --------------

Net income                                               $  154,706,000      $   29,817,000        $   20,466,000
                                                         ==============      ==============        ==============

PER SHARE DATA:

Basic earnings                                                  $11.23               $2.17                 $1.54
                                                                ======               =====                 =====

Diluted earnings                                                $11.06               $2.12                 $1.51
                                                                ======               =====                 =====

Weighted average shares outstanding                         13,773,426          13,736,729            13,289,781
                                                            ==========          ==========            ==========

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES

                      Consolidated Statements of Cash Flows

                                                                Year ended November 30,
                                                    -----------------------------------------------
                                                        1999              1998             1997
                                                    -------------    -------------    -------------
Cash flows from operating activities:
    Net income                                      $ 154,706,000    $  29,817,000    $  20,466,000
    Adjustments to reconcile net income to
       net cash provided by operating activities:
          Depreciation and amortization                 1,229,000       10,379,000       10,662,000
          Net gains                                  (159,655,000)      (8,375,000)      (3,800,000)
          Provision for loss on properties
                 held for sale                         11,031,000               --               --
          Extraordinary item                              286,000               --          306,000
          Liquidating liabilities                      10,030,000          880,000               --
          Other operating assets and liabilities        1,536,000       (1,910,000)       1,456,000
                                                    -------------    -------------    -------------
                 Net cash provided by operating
                    activities                         19,163,000       30,791,000       29,090,000
                                                    -------------    -------------    -------------

Cash flows from investing activities:
    Acquisitions of real estate                          (339,000)     (57,140,000)     (48,000,000)
    Additions to real estate                           (1,560,000)      (3,816,000)      (3,114,000)
    Tenant improvements                                (5,032,000)      (3,666,000)      (2,669,000)
    Deferred tenant charges                            (1,468,000)      (2,579,000)      (2,085,000)
    Net proceeds from sales of real estate            445,932,000       22,274,000       15,562,000
    Other                                                 227,000          (86,000)        (112,000)
                                                    -------------    -------------    -------------
                 Net cash provided by (used in)
                    investing activities              437,760,000      (45,013,000)     (40,418,000)
                                                    -------------    -------------    -------------

Cash flows from financing activities:
    Proceeds from sale of common shares                    95,000        1,137,000       41,566,000
    Repayment of loans payable                        (97,980,000)     (18,398,000)     (43,184,000)
    Additions to loans payable                                 --       46,550,000       26,500,000
    Mortgage prepayment penalty                          (286,000)              --         (306,000)
    Cash distributions                               (332,785,000)     (16,766,000)     (14,424,000)
                                                    -------------    -------------    -------------
                 Net cash (used in) provided by
                    financing activities             (430,956,000)      12,523,000       10,152,000
                                                    -------------    -------------    -------------

                 Net increase (decrease) in
                    cash and cash equivalents          25,967,000       (1,699,000)      (1,176,000)

Cash and cash equivalents:
    Beginning of year                                  12,265,000       13,964,000       15,140,000
                                                    -------------    -------------    -------------

    End of year                                     $  38,232,000    $  12,265,000    $  13,964,000
                                                    =============    =============    =============

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES

           Consolidated Statements of Changes in Shareholders' Equity

                                                                           Undistributed
                                                            Additional    (distributions
                                               Common         paid-in      in excess of)
                                               shares         capital       net income
                                           -------------   -------------   -------------

Balance at November 30, 1996               $  11,563,000   $ 167,185,000   $  15,687,000

    Net income                                        --              --      20,466,000
    Dividend reinvestment and
       share purchase plan (note 7)               18,000         365,000              --
    Distributions (note 9)                            --              --     (14,424,000)
    Sales of common shares (note 7)            2,000,000      39,075,000              --
    Options exercised and other (note 8)          44,000         406,000              --
                                           -------------   -------------   -------------

Balance at November 30, 1997                  13,625,000     207,031,000      21,729,000

    Net income                                        --              --      29,817,000
    Dividend reinvestment and
       share purchase plan (note 7)               13,000         333,000              --
    Distributions (note 9)                            --              --     (16,766,000)
    Options exercised and other (note 8)         126,000         914,000              --
                                           -------------   -------------   -------------
Balance at November 30, 1998                  13,764,000     208,278,000      34,780,000

    Net income                                        --              --     154,706,000
    Distributions (note 9)                            --              --    (332,785,000)
    Options exercised (note 8)                    10,000          85,000              --
                                           -------------   -------------   -------------
Balance at November 30, 1999               $  13,774,000   $ 208,363,000   ($143,299,000)
                                           =============   =============   =============

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES

                   Notes to Consolidated Financial Statements

                                November 30, 1999

(1)      The Trust

         (a) Organization

         MGI Properties (the "Trust" or "MGI"), an unincorporated business trust organized under the laws of the Commonwealth of Massachusetts, is a self-administered equity real estate investment trust (a "REIT") currently in the process of liquidating its assets and properties. MGI commenced operations in 1971 as a REIT. The Trust qualifies to be treated as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code").

         MGI directly and through its wholly-owned subsidiaries owns and operates a diversified portfolio of real estate assets. At November 30, 1999, the Trust owned seven commercial properties, consisting of approximately 920,000 square feet, and a parcel of land, as compared to 65 commercial properties and three multi-family residential properties, consisting of approximately 5.6 million square feet and 959 units, respectively, and a parcel of land, owned at November 30, 1998.

         (b) Plan of Liquidation

         On August 12, 1998, the Board of Trustees unanimously approved a Plan of Complete Liquidation and Termination of the Trust (the "Plan") and directed that the Plan be submitted to the Trust's shareholders for approval. The shareholders of the Trust approved the Plan at a special meeting held on October 14, 1998. The Plan calls for the sale of all of the Trust's assets. Net sales proceeds and available cash will be used to satisfy debts and obligations with remaining funds to be distributed to shareholders. In 1999, liquidating distributions aggregated $24.16 per share (see note 9). It is presently estimated that the liquidation will be substantially completed during the quarter ending August 31, 2000, although there can be no assurance thereof and that net proceeds will be distributed on a schedule to be determined by the Board of Trustees. Although it is expected that the Trust will continue to qualify as a REIT for the period prior to the distribution of MGI's remaining assets to shareholders (including the possible transfer of assets to a liquidating trust), no assurance can be given that the Trust will not lose or terminate its status as a REIT.

(2)      Summary of Significant Accounting Policies

         (a) Consolidation

         The consolidated financial statements of MGI include the accounts of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                                                                   (Continued)

                                 MGI PROPERTIES

                  Notes to Consolidated Financial Statements

                                November 30, 1999

         (b) Income Taxes

         The Trust believes that it has operated in a manner that permits it to qualify as a REIT under the Code. In order to qualify as a REIT for tax purposes, the Trust, among other things, must distribute to shareholders at least 95% of its taxable income. It has been the Trust's policy to distribute 100% of its taxable income to shareholders; accordingly, no provision has been made for Federal income taxes. No assurance can be given that the Trust will be able to continue to operate in a manner so as to qualify or remain so qualified. (See notes 1 and 9.)

         (c) Real Estate

         As a result of the Plan, all of the Trust's real estate assets are classified as held for sale and in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, are reported at the lower of carrying amount plus capital improvements or estimated fair market value less estimated cost to sell at the balance sheet date. The Trust ceased depreciating real estate assets on October 14, 1998 based upon shareholder approval of the Plan. The Trust is engaged in an ongoing marketing program of its remaining properties and currently estimates that the liquidation will be substantially completed during the quarter ending August 31, 2000, although there can be no assurance thereof. Prior to the adoption of the Plan, real estate assets were stated at cost less depreciation. Real estate investments, excluding land costs, were previously depreciated using the straight-line method over their estimated useful lives. Tenant improvements were amortized over the shorter of their estimated useful lives or lease terms. Maintenance and repairs are charged to expense as incurred; major improvements are capitalized.

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

                                                                   (Continued)

                                 MGI PROPERTIES

                  Notes to Consolidated Financial Statements

                                November 30, 1999

         During 1999, MGI sold 61 properties for an aggregate price of $482.3 million prior to the deduction of an aggregate $8.0 million in selling expenses and other closing adjustments paid at closing. The properties secured mortgage loans totaling $76.8 million, of which $28.0 million was assumed by the purchasers and $48.8 million repaid at closing. During 1998, the Trust sold two apartment complexes for $15.6 million. The properties secured mortgage loans totaling $10.8 million which were assigned to the purchaser at closing. During 1997, the Trust sold seven industrial properties for $14.9 million in a single transaction. The properties secured an $8.7 million loan mortgage which was assigned to the purchaser at closing. Only the cash portion of these transactions is reflected in the accompanying consolidated statements of cash flows.

         Cash interest payments of $6.0 million, $9.5 million and $8.7 million were made for the years ended November 30, 1999, 1998 and 1997, respectively.

         (g) Fair Value of Financial Instruments

         The Trust estimated the fair values of its financial instruments at November 30, 1999 and 1998 using discounted cash flow analysis and quoted market prices. Such financial instruments include short-term investments, U.S. Government securities, mortgage loans payable and a line of credit. The excess of the aggregate fair value of the Trust's financial instruments over their aggregate carrying amounts is not material.

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

(3)      Real Estate Assets

         Upon shareholder approval of the plan of liquidation on October 14, 1998, the Trust reclassified its real estate assets to "properties held for sale" and on that date ceased depreciation of the assets and reclassified accumulated depreciation and amortization of $50,226,000 against the original cost of real estate assets. A summary of real estate assets at November 30 follows:

                                                                   (Continued)

                                 MGI PROPERTIES

                  Notes to Consolidated Financial Statements

                                November 30, 1999

                                             1999            1998
                                        -------------    ------------
      Land                              $  25,519,000    $ 83,129,000
      Buildings and improvements, net      37,061,000     272,115,000
      Tenant improvements, net              3,990,000      10,299,000
      Estimated loss on properties
      held for sale                       (10,260,000)              -
                                        -------------    ------------
          Properties held for sale      $  56,310,000    $365,543,000
                                        =============    ============

         Properties held for sale at November 30, 1999 consist of 204,000 square feet of office space and 716,000 square feet of retail space.

(4)      Leases

         All leases relating to real estate investments are operating leases; accordingly, rental income is reported when earned. Future minimum lease payments on noncancelable operating leases at November 30, 1999 are: $8.4 million in 2000, $7.8 million in 2001, $6.0 million in 2002, $4.6 million in 2003, and $26.8 million thereafter. The above amounts do not include rental income which is received under certain leases based upon tenant sales, ad valorem taxes, property operating expenses and/or costs to maintain common areas. This rental income was $7.3 million in 1999, $10.1 million in 1998 and $8.1 million in 1997.

(5)      Loans Payable

    Loans payable at November 30 follow:
                                                         1999         1998
                                                         ----         ----
    Mortgage loan, maturing 2005, at an
      effective interest rate of 7.56%              $ 4,585,000   $  4,734,000

    Mortgage loans repaid or assumed by others
      in 1999, maturity dates of 2000
      through 2014, at effective rates
      ranging from 7.5% to 8.9%                               -     90,783,000

    Amounts outstanding under the line of credit,
      at an effective interest rate of 6.53%
      at November 30, 1998                                    -     35,000,000
                                                    -----------   ------------

                                                    $ 4,585,000   $130,517,000
                                                    ===========   ============
    Weighted average interest rate                        7.56%          7.75%
                                                          ====           ====

         Mortgage Loans

         The mortgage loan payable at November 30, 1999 is nonrecourse and is collateralized by a certain real estate investment having a net carrying value of $7.7 million. The loan requires monthly principal amortization and a balloon payment at maturity.

                                                                   (Continued)

                                 MGI PROPERTIES

                  Notes to Consolidated Financial Statements

                                November 30, 1999

         At November 30, 1999, scheduled principal payments due in the next five years and thereafter on the mortgage loan payable are as follows: $.16 million in 2000, $.17 million in 2001, $.19 million in 2002, $.20 million in 2003, $.22 million in 2004, and $3.65 million thereafter.

         Line of Credit

         During fiscal 1998, MGI entered into a three-year $75 million unsecured syndicated credit facility which replaced two secured lines of credit that totaled $45 million. The credit facility provided for interest at either LIBOR plus 1.25% or prime. The outstanding balance on the line of credit was repaid and the credit facility was terminated in connection with a June 1999 sale of 54 properties.

(6)      Liabilities

         (a) Liquidating Liabilities

         In connection with the Plan, MGI has incurred and anticipates incurring a variety of costs and fees including costs related to sales, fees to advisors and other professionals, severance and incentive compensation, expenses related to stock options (see note 8), and other expenses related to the liquidation. Recognized in 1999 as part of the Plan expense was $3.2 million of severance compensation ($.4 million in 1998), of which $2.2 million was unpaid and accrued in liquidating liabilities at year end; and $15.1 million related to the election made by option holders in lieu of exercising their options (see note 8), of which $8.3 million was unpaid and accrued in liquidating liabilities at year end. Also included in liquidating liabilities was $1.8 million of accrued costs related to the 1999 sales.

         (b) Other Liabilities

         In 1991, MGI established the MGI Properties Supplemental Retirement Plan and the MGI Properties Supplemental Plan Trust (collectively, the "SERP") to supplement the retirement benefits of certain key employees. The terms of the SERP provide, among other items, for each participant to self-direct the investment activity with respect to the contributions made for the benefit of that participant. Each participant is entitled to the outstanding balance in his account upon death, disability, a change in control or termination without cause. During 1999, there were seven participants in the SERP. Included in other liabilities is the outstanding SERP balance for all remaining participants which aggregated approximately $1.0 million at November 30, 1999 and $.7 million at November 30, 1998.

(7)      Shareholders' Equity

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

                                                                   (Continued)

                                 MGI PROPERTIES

                  Notes to Consolidated Financial Statements

                                November 30, 1999

         (b) Dividend Reinvestment and Share Purchase Plan

         In September 1999, the Trust terminated its Dividend Reinvestment and Share Purchase Plan (the "DRIP"), which had been suspended on July 9, 1999. Prior to the July 1999 suspension of the DRIP, shareholders of record who owned 100 shares or more had the option of electing to receive, in full or in part, dividends in the form of MGI shares in lieu of cash. The price of shares purchased with reinvested dividends was at a 3% discount in the case of newly issued shares or if MGI purchased shares in the open market for the plan, the price for such shares was 100% of the average purchase price paid. Participants in the plan were allowed to make additional cash purchases of shares at the same price as shares purchased through the reinvestment of dividends. During the years ended November 30, 1998 and 1997, the Trust issued 13,456 and 18,217, respectively, common shares through its DRIP.

         (c) Preferred Shares

         At November 30, 1999 and 1998, the Trust had six million preferred shares, $1 par value authorized, of which none were issued.

(8)      Stock Option Plans

         Following shareholder approval of the Plan on October 14, 1998, option holders, in accordance with their option agreements, have elected, as an alternative to exercising their options, to receive in cash the difference between the per share option exercise price and the aggregate per share net liquidation proceeds to be distributed to shareholders (the "Cash Election"). Pursuant to the terms of the election, these cash payments are only in amounts in excess of the per share option exercise price, commencing only at such time as the liquidating distributions exceed the per share exercise price, payable only as and when liquidating distributions are made to shareholders. The Cash Election is irrevocable; however, if the Plan is abandoned by MGI, it is rescinded. Additionally, the Cash Election may be withdrawn upon the written consent of the Board of Trustees. Holders of approximately 1.5 million options with an aggregate average per share exercise price of approximately $19.84 have made the Cash Election.

         During 1999, liquidating distributions aggregated $24.16 per share and holders of approximately 812,000 options received, pursuant to the Cash Election, approximately $6.8 million and an additional $4.6 million was accrued, based on remaining estimated future net liquidating distributions of $5.50 per share, and recognized as liquidation expense. At November 30, 1999, there were 703,000 options with exercise prices in excess of $24.16 per share and MGI accrued and recognized an additional $3.7 million of liquidation expense associated with the Cash Election for these options, based on remaining estimated future net liquidating distributions of $5.50 per share.

         Under the Trust's 1997 and 1994 stock option plans for key employees and Trustees (the "Option Plans"), incentive stock options or nonqualified options and related stock appreciation rights and restricted stock awards may be granted to employees, and nonqualified options may be granted to Trustees. Under the Option Plans, options may be granted at an exercise price not less than fair market value of the Trust's common shares on the date of grant. During 1999, 10,000 options having an average exercise price of $9.475 per share were exercised.

                                                                     (Continued)

                                 MGI PROPERTIES

                  Notes to Consolidated Financial Statements

                                November 30, 1999

         Prior to 1999, as provided for in the Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Trust applied APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost had been recognized. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed by SFAS No. 123, the Trust's net income and net income per share would have been reduced to the pro forma amounts indicated as follows:

       Year ended November 30:            1998            1997
                                      ------------    ------------

       Net income:
         As reported                  $ 29,817,000    $ 20,466,000
         Pro forma                    $ 27,825,000    $ 19,842,000

       Net income per share:
         Basic earnings per share      $      2.17    $       1.54
         Pro forma                     $      2.03    $       1.49

         For purposes of this pro forma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: dividend yield of 5.7% for 1998 and 6.2% for 1997; expected volatility of 19.1% for 1998 and 24.8% for 1997; expected lives of seven years for all two years; and risk-free interest rates of 5.57% for 1998 and 6.38% for 1997.

(9)      Cash Distributions

         The Trust made cash distributions of $332.8 million in 1999, $16.8 million in 1998 and $14.4 million in 1997, which is allocated among liquidating distributions, taxable ordinary income and taxable capital gain, on a per share basis, as follows:

                                     Liquidating  Ordinary  Capital  Taxable
                                    Distributions   Income   Gain    Income
                                    -------------   ------   ----    ------
      Year Ended November 30,
      1999                             $24.16     $   -     $   -     $   -
      1998                             $    -     $1.08     $0.14     $1.22
      1997                             $    -     $1.06     $0.04     $1.10

         Under the provisions of the Code, distributions made within 24 months of the adoption of the Plan are considered liquidating distributions and will not be dividend income when received by shareholders. Distributions in liquidation should first be used to reduce a shareholder's basis in his or her shares of MGI with any excess constituting a capital gain if the shares were held as a capital asset. If the sum of all liquidating distributions is less than a shareholder's basis, the difference will constitute a capital loss to the shareholder.

                                                                     (Continued)

                                 MGI PROPERTIES

                  Notes to Consolidated Financial Statements

                                November 30, 1999

(10)     Quarterly Financial Information (Unaudited)

         Quarterly results of operations for the years ended November 30, 1999 and 1998 follow:


                                                   Quarter Ended
                          ---------------------------------------------------------------
         1999              February 28        May 31          August 31      November 30
                          -------------   -------------    -------------    -------------

Total income              $  18,811,000   $  18,926,000    $  10,487,000    $   4,852,000
Total expenses               10,945,000      12,129,000       24,023,000       10,642,000
                          -------------   -------------    -------------    -------------
Income (loss) before
    net gains                 7,866,000       6,797,000      (13,536,000)      (5,790,000)
Net (loss) gains and
    extraordinary item         (429,000)             --      137,797,000       22,001,000
                          -------------   -------------    -------------    -------------
Net income                $   7,437,000   $   6,797,000    $ 124,261,000    $  16,211,000
                          =============   =============    =============    =============

Per Share Data

Basic earnings                    $ .54           $ .49          $  9.02           $ 1.18
                                    ===             ===              ===              ===
Diluted earnings                  $ .52           $ .48          $  8.55           $ 1.13
                                    ===             ===              ===              ===

                                                   Quarter Ended
                          ---------------------------------------------------------------
         1998              February 28        May 31          August 31      November 30
                          -------------   -------------    -------------    -------------
Total income              $  16,488,000   $  17,584,000    $  18,277,000    $  18,640,000
Total expenses               11,735,000      12,459,000       13,387,000       11,968,000
                          -------------   -------------    -------------    -------------
Income before net gains       4,753,000       5,125,000        4,890,000        6,672,000
Net gains                     6,075,000       1,950,000          350,000               --
                          -------------   -------------    -------------    -------------
Net income                $  10,828,000   $   7,075,000    $   5,240,000    $   6,672,000
                          =============   =============    =============    =============

Per Share Data

Basic earnings                    $ .79           $ .51            $ .38            $ .48
                                    ===             ===              ===              ===
Diluted earnings                  $ .78           $ .50            $ .37            $ .47
                                    ===             ===              ===              ===

(11)     Subsequent Events

         In February 2000, MGI sold a 107,000 square-foot retail property located in Peabody, Massachusetts for $8.3 million. In addition, MGI has entered into two agreements to sell two additional properties, a retail center located in Maryland and a retail center located in Illinois. The sale agreements are subject to the customary terms and conditions for transactions of this type, including, among other things, the respective purchaser's satisfactory completion of due diligence, engineering and environmental inspections, and approval of titles and surveys. Of these two properties, the buyer for MGI's Maryland retail center has completed its due diligence. These sales are expected to close in MGI's second quarter, although there can be no assurance that these sales will be successfully completed.

                                 MGI PROPERTIES                     Schedule III
                    Real Estate and Accumulated Depreciation        ------------
                                November 30, 1999

                                                                                                 Gross amounts at which
                                             Initial Cost                                      carried at close of period *
                                     ---------------------------       Costs          ----------------------------------------------
                                                     Building       capitalized                   Building
                                                        and         subsequent to                    and                      Date
      Description      Encumbrances    Land         Improvements    acquisition       Land       Improvements     Total     acquired
      -----------      ------------    ----         ------------    -----------       ----       ------------     -----     --------

Office:
-------
    Ann Arbor, MI    $      -       $    686,000  $   5,618,000   $   1,806,000  $    686,000   $  5,374,000  $   6,060,000  12/88
    Tampa, FL               -          2,667,000      8,980,000         983,000     2,667,000      6,183,000      8,850,000  12/88

                       ------------  ------------   ------------    ------------   -----------   ------------  -------------
                            -          3,353,000     14,598,000       2,789,000     3,353,000     11,557,000     14,910,000
                       ------------  ------------   ------------    ------------   -----------   ------------  -------------

Retail:
-------
    Baltimore, MD           -          2,000,000      5,710,000         131,000     1,832,000      4,301,000      6,133,000   7/87
    Temple Terrace, FL   4,585,000     2,600,000      6,540,000         528,000     2,600,000      5,143,000      7,743,000  12/87
    Aurora, IL              -         12,576,000     15,372,000       4,265,000    12,576,000     14,870,000     27,446,000   5/90
    Peabody, MA             -          4,705,000      5,623,000           1,000     4,705,000      5,171,000      9,876,000   8/95
                       ------------  ------------   ------------    ------------   -----------   ------------  -------------
                         4,585,000    21,881,000     33,245,000       4,925,000    21,713,000     29,485,000     51,198,000
                       ------------  ------------   ------------    ------------   -----------   ------------  -------------

Other
-----
    Tampa, FL               -            427,000         -               10,000       427,000         10,000        437,000  12/95
    Mount Clemens, MI       -             25,000         -               -             25,000         -              25,000   7/86
                       ------------  ------------   ------------    ------------   -----------   ------------  -------------
                            -            452,000         -               10,000       452,000         10,000        462,000
                       ------------  ------------   ------------    ------------   -----------   ------------  -------------
                                                                                                                 66,570,000
                                                                                                               -------------
Provision for loss on
    properties held
    for sale                  -            -               -               -             -              -        10,260,000**
                       ------------  ------------   ------------    ------------   -----------   ------------  -------------
                     $   4,585,000  $ 25,686,000  $  47,843,000   $   7,724,000  $ 25,518,000   $ 41,052,000  $  56,310,000
                       ============  ============   ============    ============   ===========   ============  =============

 * Effective October 14, 1998, upon the adoption of the Plan, the Trust reclassified $14.7 million of accumulated depreciation and amortization related to the above properties against the original cost of real estate assets, and captioned the resulting total as "Properties held for Sale" in the accompanying balance sheets.

** The carrying amount of the properties are recorded at the lower of the sum of: the property's gross cost amount at the date of adoption of the Plan plus capital and tenant improvements since the adoption of the Plan; or the estimated property fair value less expected sales costs. The estimated fair value was derived from existing purchase and sale agreements, letters of intent to sell the property, purchase offers from third parties, conversations with sales brokers and internal valuations.

                                                                    Schedule III
                                                                     (continued)

                                 MGI PROPERTIES

                    Real Estate and Accumulated Depreciation

                  Years ended November 30, 1999, 1998 and 1997

A summary of real estate investments and accumulated depreciation and amortization as of and for the three years ended November 30 follows:

                                                           1999                1998               1997
                                                    ---------------     --------------      --------------
          Real Estate Investments

Balance at beginning of year                        $   365,543,000     $  381,943,000      $  356,024,000

    Add:
       Investments                                          339,000         57,140,000          48,000,000
       Building improvements                              1,560,000          3,816,000           3,114,000
       Tenant improvements                                5,032,000          3,666,000           2,669,000
                                                    ---------------     --------------      --------------

                                                        372,474,000        446,565,000         409,807,000
    Deduct:
       Real estate dispositions                         305,904,000         30,796,000          24,046,000
       Fully amortized assets and other                          --                 --           3,818,000
       Estimated loss on properties held for sale        10,260,000                 --                  --
       Reclassification to properties held
          for sale                                               --         50,226,000                  --
                                                    ---------------     --------------      --------------

Balance at end of year                              $    56,310,000     $  365,543,000      $  381,943,000
                                                    ===============     ==============      ==============

             Accumulated Depreciation
                 and Amortization

Balance at beginning of year                        $            --     $   47,158,000      $   44,810,000

    Add:
       Depreciation and amortization                             --          9,200,000           9,874,000

    Deduct:
       Real estate dispositions                                  --          6,132,000           4,292,000
       Fully amortized and other                                 --                 --           3,234,000
       Reclassification to properties held
          for sale                                               --         50,226,000                  --
                                                    ---------------     --------------      --------------
Balance at end of year                              $            --     $           --      $   47,158,000
                                                    ===============     ==============      ==============

The aggregate cost, net of accumulated tax basis depreciation and amortization, for Federal income tax purposes of the above investments at November 30, 1999 was approximately $61 million.

Refer to note 2 of the consolidated financial statements regarding the Trust's accounting policies on real estate investments and depreciation amortization.