Form 10-Q
period 2000-02-29
MGI PROPERTIES
filed 2000-04-14
CIK 68330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the Period Ended:  February 29, 2000      Commission File Number:  1-6833
                       -----------------                               ------

                                 MGI PROPERTIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


    MASSACHUSETTS                                            04-6268740
    -------------                                            ----------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
 or organization)                                 No.)


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

                         Yes   /X/        No  / /


Common shares outstanding as of April 13, 2000:   13,774,221

                                 MGI PROPERTIES
                                      INDEX


PART I:     FINANCIAL INFORMATION                                     Page No.

Item 1.     Financial Statements

Consolidated Balance Sheets                                              3

Consolidated Statements of Earnings                                      4

Consolidated Statements of Cash Flows                                    5

Consolidated Statement of Changes in Shareholders' Equity                6

Notes to Consolidated Financial Statements                               7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  9

Item 3.   Market Risk
          Quantitative and Qualitative Disclosures about Market Risk    12

PART II:  OTHER INFORMATION

Items 1 - 6                                                             13

Signatures                                                              14

Exhibit 11.  Computation of Earnings Per Share                          15

                                 MGI PROPERTIES
                         PART I -- FINANCIAL INFORMATION
                           CONSOLIDATED BALANCE SHEETS


--------------------------------------------------------------------------------
                                    February 29, 2000         November 30, 1999
--------------------------------------------------------------------------------
                                       (unaudited)

ASSETS

Properties held for sale               $48,341,000                  $56,310,000
Cash and cash equivalents               46,618,000                   38,232,000
Accounts receivable                        772,000                      747,000
Other assets                             3,285,000                    3,222,000
--------------------------------------------------------------------------------
                                      $99,016,000                  $98,511,000
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Loan payable                           $ 4,546,000                  $ 4,585,000
Liquidating liabilities                 12,137,000                   12,715,000
Other liabilities                        2,318,000                    2,373,000
--------------------------------------------------------------------------------
Total liabilities                       19,001,000                   19,673,000
--------------------------------------------------------------------------------

Shareholders' equity:
Common shares -- $1 par value;
    17,500,000 shares authorized;
    13,774,221 issued                   13,774,000                   13,774,000
Additional paid-in capital             208,363,000                  208,363,000
Distributions in excess of net income (142,122,000)                (143,299,000)
--------------------------------------------------------------------------------
Total shareholders' equity              80,015,000                   78,838,000
--------------------------------------------------------------------------------
                                      $ 99,016,000                  $98,511,000
================================================================================

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)

                                                     Three Months Ended
                                           -------------------------------------
                                           February 29, 2000   February 28, 1999
--------------------------------------------------------------------------------

Income:
Rental                                          $2,563,000          $18,667,000
Interest                                           571,000              144,000
--------------------------------------------------------------------------------
Total income                                     3,134,000           18,811,000
--------------------------------------------------------------------------------

Expenses:
Property operating expenses                        435,000            4,106,000
Real estate taxes                                  310,000            2,215,000
Depreciation and amortization                       80,000              359,000
Interest                                            87,000            2,560,000
General and administrative                         587,000              727,000
Liquidation plan expenses                          541,000              978,000
--------------------------------------------------------------------------------
Total expenses                                   2,040,000           10,945,000
--------------------------------------------------------------------------------
Income before net gains                          1,094,000            7,866,000
Net gains (loss) on sale of real estate assets      83,000             (143,000)
--------------------------------------------------------------------------------
Income before extraordinary item                 1,177,000            7,723,000
Extraordinary item - prepayment of debt                  -             (286,000)
--------------------------------------------------------------------------------
Net income                                      $1,177,000          $ 7,437,000
================================================================================


Per Share Data:
Basic earnings                                       $0.09                $0.54
                                                     =====                =====
Diluted earnings                                     $0.08                $0.52
                                                     =====                =====

Weighted average shares outstanding             13,774,221           13,770,999
                                                ==========           ==========


See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                              Three Months Ended
                                                                   ---------------------------------------
                                                                   February 29, 2000     February 28, 1999
----------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:

Net income                                                         $  1,177,000            $  7,437,000
Adjustments to reconcile net income to net cash
    provided by operating activities:
Depreciation and amortization                                            80,000                 359,000
Net (gains) loss on sale of real estate assets                          (83,000)                143,000
Extraordinary item - prepayment of debt                                       -                 286,000
Liquidating liabilities                                              (1,119,000)                (70,000)
Other                                                                   319,000               1,979,000
--------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                               374,000              10,134,000
--------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:

Acquisitions of real estate                                                   -                (339,000)
Additions to real estate                                                (81,000)               (472,000)
Tenant improvements                                                     (41,000)               (607,000)
Deferred tenant charges                                                       -                (364,000)
Net proceeds from sales of real estate                                8,134,000               1,190,000
Other                                                                    39,000                 (58,000)
--------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                   8,051,000                (650,000)
--------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:

Additions to loans payable, net                                               -               7,500,000
Repayment of loans payable                                              (39,000)            (12,975,000)
Mortgage prepayment penalty                                                   -                (286,000)
Cash distributions                                                            -              (4,545,000)
Proceeds from issuance of common shares                                       -                  95,000
--------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                   (39,000)            (10,211,000)
--------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                  8,386,000                (727,000)
--------------------------------------------------------------------------------------------------------

Cash and cash equivalents:

Beginning of period                                                  38,232,000              12,265,000
--------------------------------------------------------------------------------------------------------
End of period                                                       $46,618,000             $11,538,000
========================================================================================================

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)


----------------------------------------------------------------------------------------------
                                                           Additional
                                           Common            Paid-In             Undistributed
                                           Shares            Capital              Net Income
----------------------------------------------------------------------------------------------

Balance at November 30, 1999             $13,774,000       $208,363,000        ($143,299,000)

Net income                                        --                 --            1,177,000

---------------------------------------------------------------------------------------------

Balance at February 29, 2000             $13,774,000       $208,363,000        ($142,122,000)
==============================================================================================

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Note 1: The results of the interim period are not necessarily indicative of results to be expected for the entire fiscal year. The figures contained in this interim report are unaudited and may be subject to adjustments. Certain prior year amounts have been reclassified to conform with the current year presentation. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations have been included and such adjustments include only the normal accruals.

Note 2: The shareholders of the Trust approved a Plan of Complete Liquidation and Termination of the Trust (the "Plan") at a special meeting held on October 14, 1998. The Plan calls for the sale of all of the Trust's assets. Net sales proceeds and available cash will be used to satisfy debts and obligations with remaining funds to be distributed to shareholders. It is presently estimated that the liquidation will be substantially completed during the quarter ending August 31, 2000, although there can be no assurance thereof. Although it is expected that the Trust will continue to qualify as a REIT for the period prior to the distribution of MGI's remaining assets to shareholders (including the transfer of remaining assets to a liquidating trust), no assurance can be given that the Trust will not lose or terminate its status as a REIT.

Note 3: On March 16, 2000, the Board of Trustees declared a liquidating distribution of $3.00 per share, paid on April 13, 2000 to shareholders of record at the close of business on April 4, 2000. This distribution aggregated $41.3 million. Since the October 14, 1998 liquidation vote, liquidating distributions total $27.16 per share. The amount and timing of remaining distributions will be determined by the Trustees based upon funds available, net proceeds realized from remaining property sales, the timing of such sales, the level of reserves deemed necessary or appropriate, and other considerations. Under the provisions of the Internal Revenue Code, distributions made within 24 months of the adoption of the Plan are considered liquidating distributions and will not be dividend income when received by shareholders. Distributions in liquidation should first be applied to reduce a shareholder's tax basis in his or her shares of MGI with the excess constituting a capital gain. If the sum of all liquidating distributions is less than a shareholder's basis, the difference will constitute a capital loss to the shareholder.

                                 MGI PROPERTIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)


Note 4: Upon shareholder approval of the Plan on October 14, 1998, the Trust reclassified its real estate assets to "properties held for sale" and on that date ceased depreciation of the assets and reclassified accumulated depreciation and amortization against the original cost of real estate assets. During the first quarter of 2000, the Trust completed the sale of one retail property totaling 106,900 square feet and a 1.7 acre parcel of land. The aggregate sales price of these two transactions totaled $8.4 million. Subsequent to February 29, 2000, the Trust completed the sale of two retail centers (one located in Aurora, Illinois and one located in Baltimore, Maryland), totaling 508,700 square feet, for an aggregate sales price of $30.8 million.

            As of April 13, 2000, MGI owned four properties, and has entered into one agreement to sell one office building located in Michigan. The sale agreement is subject to the customary terms and conditions for transactions of this type, including the purchasers' satisfactory completion of due diligence, which includes engineering and environmental inspections, and approval of titles and surveys. The buyer for the Michigan office building has completed its due diligence. This sale is expected to close later in MGI's second quarter, although there can be no assurance that it will be successfully completed.

Note 5: Cash applied to interest payments amounted to $0.1 million and $2.6 million for the three-month periods ended February 29, 2000 and February 28, 1999, respectively.

Note 6: MGI believes that it has operated in a manner that permits it to qualify as a real estate investment trust under the provisions of the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for Federal income taxes. No assurance can be given that the Trust will be able to continue to operate in a manner so as to qualify or remain so qualified.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

            MGI is a self-administered equity REIT that is operating under a Plan of Complete Liquidation and Termination of the Trust (the "Plan"). The shareholders of the Trust approved the Plan at a special meeting held on October 14, 1998. The Plan is discussed in the Trust's Form 10-K for the years ended November 30, 1999 and 1998, and in the definitive proxy statement dated September 10, 1998. Since approval of the Plan, MGI, to date, has completed the sale of 65 properties totaling 5.3 million square feet, 959 residential apartment units, and a 1.7 acre parcel of land, for aggregate sales prices, prior to the deduction of $9.1 million of selling expenses and closing adjustments, of $521.6 million, which prices included $48.8 million of mortgage debt that was repaid at closing and $28.0 million assumed by the buyers. MGI has made liquidating distributions aggregating $27.16 per share since the October 1998 special shareholders' meeting. Currently, management believes that the current estimate of pricing with respect to the remaining unsold properties, when added to funds held by MGI, is estimated to result in additional net liquidating distributions aggregating approximately $2.50 per share, after deducting all fees and liquidation costs; however, no assurances can be given that per share net liquidating distributions will reach this amount.

            At February 29, 2000,  MGI owned six  commercial  properties,  which aggregated 813,000 square feet. Subsequent to February 29, 2000, MGI sold, for an aggregate sales price of $30.8 million, a 146,700 square-foot retail property located in Baltimore, Maryland and a 362,000 square-foot retail center located in Aurora, Illinois. In addition, MGI has entered into an agreement to sell an office building located in Michigan. The sale agreement is subject to the customary terms and conditions for transactions of this type, including, among other things, the respective purchasers' satisfactory completion of due diligence, which includes engineering and environmental inspections, and approval of titles and surveys. The buyer of MGI's Michigan office building has completed its due diligence. This sale is expected to close in MGI's second fiscal quarter, although there can be no assurance that this sale will be successfully completed. It is currently estimated by management that the liquidation will be substantially completed during MGI's third quarter ending August 31, 2000, although there can be no assurance thereof. Additionally, management presently anticipates that MGI will convert to a liquidating trust no later than October 14, 2000 but in no event prior to June 30, 2000, after which the successor entity's beneficial interests will be non-transferable.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


            As of February 29, 2000, the Trust's real estate investments were diversified by property type as follows:

                                                                           % of
                                                                        Portfolio Based
                                                           % of          on Adjusted
                                       Square Feet of    Portfolio      2000 Property
                        Number of        Commercial        Based         Operating            %
                        Properties        Property        on Cost        Income(1)         Leased
                        ----------        --------        -------        ---------         ------

Office                      2             203,900          29.3%            30.0%           99.1%
Retail                      3             609,200          70.1%            69.0%           96.7%
Other                       1                  --            .6%             1.0%          100.0%
                            -             -------         ------           ------          -------

Total Portfolio             6             813,100         100.0%           100.0%           97.3%
                            =             =======         ======           ======           =====

----------------
(1) Adjusted property operating income is defined as the 2000 property operating income from the six properties owned at February 29, 2000. This amount approximated $1.6 million, or 88.4% of total 2000 property operating income.


Results of Operations

            The sale of two properties in the first quarter of 2000 and 61 properties during 1999, pursuant to the Plan created a fundamental transformation in MGI and is the primary factor in explaining the changes in operating results when 2000 is compared to prior years. Net income for the quarter ended February 29, 2000 was $1.2 million, or $.09 per share (basic), as compared to $7.4 million, or $.54 per share (basic), in the first quarter of 1999. Included in 2000 first quarter net income were net gains of $83,000 from the sale of two properties, as compared to a $143,000 loss from the sale of one property and a $286,000 loan prepayment fee recorded in the first quarter of 1999. Pursuant to the required accounting for properties held for sale, there was no depreciation or amortization of real estate assets recognized in either the first quarter of 2000 or 1999.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


            Income before net gains and extraordinary item was $1.1 million in the first quarter of 2000 as compared to $7.9 million in the comparable quarter of 1999. In comparing the first quarters of 2000 and 1999, the $6.8 million decrease in income before net gain and extraordinary item is primarily attributable to the disposition of 63 properties pursuant to the Plan. This change primarily resulted from the $10.5 million decrease ($1.8 million in 2000 versus $12.3 million in 1999) in property operating income (which is defined as rental income less property operating expense and real estate taxes). Property operating income totaled $1.8 million in the first quarter of 2000, of which approximately 88.4%, or $1.6 million, related to the six properties owned at February 29, 2000. The change in property operating income for these six comparable or "same store" properties (i.e., owned for both fiscal years), was an increase of 2.3%, or $35,000, when 2000 is compared to 1999, and resulted primarily from increased revenues from MGI's office portfolio. The decrease in property operating income was partially offset by a $2.5 million reduction in interest expense, a $0.3 million decrease in depreciation and amortization, and a $0.4 million increase in interest income; all of which also results from the sale of 63 properties. Additional factors were a $0.1 million decrease in general and administrative expense and a $0.4 million decrease in Liquidation Plan expenses.


Liquidity

            Shareholders' equity at February 29, 2000 was $80.0 million, compared to $78.8 million at November 30, 1999. The increase primarily reflects the amount of net income earned in the first quarter of 2000. At February 29, 2000, financial liquidity was provided by $46.6 million in cash and cash equivalents.

            Cash requirements in 2000 will include liquidating distributions to shareholders, capital and tenant improvements and leasing expenditures required to maintain MGI's occupancy levels. Additionally, in connection with the Plan, MGI anticipates incurring a variety of costs and fees including costs related to sales, fees to advisors and other professionals, severance and incentive compensation, payments to holders of stock options, and other expenses related to liquidation. MGI anticipates meeting these obligations through its position of cash and cash equivalents held at February 29, 2000, the net sale proceeds of its remaining properties, and property operations. MGI believes the combination of available cash and cash equivalents, the value of MGI's unencumbered properties and other resources are sufficient to meet its liquidity requirements while implementing the Plan.

                                 MGI PROPERTIES
             PART I, ITEM 3 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Market Risk

            MGI is presently exposed to interest rate changes primarily as a result of long term debt. MGI's only obligation for borrowed money at February 29, 2000 totaled $4.5 million, representing 4.6% of its total assets. This is a fixed rate mortgage loan with a rate of 7.4%.

Forward Looking Statements

            Statements   made  or   incorporated  in  this  Report  may  contain
forward-looking statements, estimates or plans within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of MGI to be materially different from results or plans expressed or implied by such forward-looking statements. Such factors generally include, among other things, adverse changes in the real estate markets; risk of default under the Trust's outstanding indebtedness; financial condition and bankruptcy of tenants; environmental/safety requirements; adequacy of insurance coverage;
and general and local economic and business conditions. With respect, in particular, to the Plan, such factors include, among other things, the risks of future action or inaction by the Board of Trustees (and the actual results thereof) with respect to the Plan (including the possibility of litigation pertaining thereto), the net realizable value of the properties, the timing of remaining property sales and distributions to shareholders, the effects of financial market conditions and general economic conditions, maintaining the current occupancy and rent levels at the properties, as well as those risk factors set forth in MGI's Form 10-K for the year ended November 30, 1999, including those set forth under "Forward-Looking Statements," "Other" and Item 1
- "Adoption and Implementation of Liquidation Plan." Although the Trust believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included or incorporated by reference in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Trust or any other person that the objectives and plans of the Trust will be achieved.

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

Item 5:      Other Information:   Not applicable.

Item 6:      Exhibits and Reports on Form 8-K:

             a)    Exhibits:

                   Part I - Exhibit 11 -  Computation of Earnings per Share
                                          (see page 15)

            b)     Reports on Form 8-K:  Dated December 16, 1999, filed on
                                         December 20, 1999

                                 MGI PROPERTIES
                                   SIGNATURES



         Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:    April 14, 2000            /s/ Phillip C. Vitali
                                   ----------------------------------------
                                   Phillip C. Vitali
                                   Executive Vice President and Treasurer
                                   (Principal Financial and Accounting Officer)