Form 10-Q
period 2000-05-31
MGI PROPERTIES
filed 2000-07-17
CIK 68330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the Period Ended:   May 31, 2000       Commission File Number:      1-6833
                        ------------                                    ------

                                 MGI PROPERTIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          MASSACHUSETTS                                04-6268740
------------------------------               ---------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


           50 Congress Street, Suite 222, Boston, Massachusetts 02109
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:       (617) 248-2300
                                                       -------------------------

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

                     Yes    X                 No
                          --------                 -------


Common shares outstanding as of July 14, 2000:   13,774,221



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

                                 MGI PROPERTIES
                         PART I -- FINANCIAL INFORMATION
                           CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                  May 31, 2000          November 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  (unaudited)
------------------------------------------------------------------------------------------------------------------------------------

ASSETS

Properties held for sale                                                         $  14,333,000           $  56,310,000
Cash and cash equivalents                                                           38,894,000              38,232,000
Accounts receivable                                                                    111,000                 747,000
Other assets                                                                         2,092,000               3,222,000
----------------------------------------------------------------------------------------------------------------------
                                                                                 $  55,430,000           $  98,511,000
======================================================================================================================

LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Liabilities:
Loan payable                                                                     $   4,506,000           $   4,585,000
Liquidating liabilities                                                              7,409,000              12,715,000
Other liabilities                                                                    1,956,000               2,373,000
----------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                   13,871,000              19,673,000
----------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
Common shares -- $1 par value; 17,500,000 shares authorized;
    13,774,221 issued                                                               13,774,000              13,774,000
Additional paid-in capital                                                         208,363,000             208,363,000
Distributions in excess of net income                                             (180,578,000)           (143,299,000)
----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                          41,559,000              78,838,000
----------------------------------------------------------------------------------------------------------------------
                                                                                 $  55,430,000           $  98,511,000
======================================================================================================================

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                            Three Months Ended              Six Months Ended
                                                                            ------------------              ----------------
                                                                    May 31, 2000    May 31, 1999      May 31, 2000      May 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
INCOME
Rental                                                              $ 1,578,000      $18,787,000      $ 4,141,000      $ 37,454,000
Interest                                                                689,000          139,000        1,260,000           283,000
-----------------------------------------------------------------------------------------------------------------------------------
Total income                                                          2,267,000       18,926,000        5,401,000        37,737,000
-----------------------------------------------------------------------------------------------------------------------------------

EXPENSES
Property operating expenses                                             353,000        4,080,000          788,000         8,186,000
Real estate taxes                                                        92,000        2,212,000          402,000         4,427,000
Depreciation and amortization                                            67,000          376,000          147,000           735,000
Provision for loss on properties held for sale                          523,000        1,200,000          523,000         1,200,000
Interest                                                                 86,000        2,330,000          173,000         4,890,000
General and administrative                                              692,000        1,026,000        1,279,000         1,853,000
Liquidation plan                                                        309,000          905,000          850,000         1,783,000
-----------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                        2,122,000       12,129,000        4,162,000        23,074,000
-----------------------------------------------------------------------------------------------------------------------------------

Income before net gains                                                 145,000        6,797,000        1,239,000        14,663,000
Net gains (loss) on sale of real estate assets                        2,721,000             --          2,804,000          (143,000)
-----------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                      2,866,000        6,797,000        4,043,000        14,520,000
Extraordinary item - prepayment of debt                                    --               --               --            (286,000)
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                          $ 2,866,000      $ 6,797,000      $ 4,043,000      $ 14,234,000
===================================================================================================================================

PER SHARE DATA
Basic earnings                                                      $      0.21      $      0.49      $      0.29      $       1.03

===================================================================================================================================

Diluted earnings                                                    $      0.19      $      0.48      $      0.26      $       1.00
===================================================================================================================================

Weighted average shares outstanding                                  13,774,221       13,774,221       13,774,221        13,772,628
===================================================================================================================================

See accompanying notes to consolidated financial statements.

                                 MGI PROPERTIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                         Six Months Ended
                                                                                                May 31, 2000           May 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                                                      $  4,043,000           $ 14,234,000
Adjustments to reconcile net income to net cash
    provided by operating activities:
Depreciation and amortization                                                                        147,000                735,000
Net (gains) loss on sale of real estate assets                                                    (2,804,000)               143,000
Provision for loss on properties held for sale                                                       523,000              1,200,000
Extraordinary item - prepayment of debt                                                                 --                  286,000
Liquidating liabilities                                                                           (3,959,000)               350,000
Other operating assets and liabilities                                                            (1,257,000)             3,406,000
-----------------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities                                               (3,307,000)            20,354,000
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

Acquisitions of real estate                                                                             --                 (339,000)
Additions to real estate                                                                            (204,000)              (912,000)
Tenant improvements                                                                                  (41,000)            (1,621,000)
Deferred tenant charges                                                                               (6,000)              (974,000)
Net proceeds from sales of real estate                                                            45,437,000              1,190,000
Other                                                                                                184,000               (367,000)
-----------------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities                                               45,370,000             (3,023,000)
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:

Cash distributions                                                                               (41,322,000)            (9,091,000)
Additions to loans payable, net                                                                         --                1,000,000
Repayment of loans payable                                                                           (79,000)           (13,896,000)
Mortgage prepayment penalty                                                                             --                 (286,000)
Proceeds from issuance of common shares                                                                 --                   95,000
-----------------------------------------------------------------------------------------------------------------------------------

Net cash used in financing activities                                                            (41,401,000)           (22,178,000)
-----------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                                 662,000             (4,847,000)
-----------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents:

Beginning of period                                                                               38,232,000             12,265,000
-----------------------------------------------------------------------------------------------------------------------------------

End of period                                                                                   $ 38,894,000           $  7,418,000
===================================================================================================================================

See accompanying notes to consolidated financial statements

                                 MGI PROPERTIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                Additional
                                                     Common                       Paid-In                  Undistributed
                                                     Shares                       Capital                     Net Income
-----------------------------------------------------------------------------------------------------------------------------------

Balance at November 30, 1999                       $13,774,000                   $208,363,000                ($143,299,000)

Net income                                                  --                             --                    4,043,000

Cash liquidating distributions                              --                             --                (  41,322,000)
-----------------------------------------------------------------------------------------------------------------------------------



Balance at May 31, 2000                            $13,774,000                   $208,363,000                ($180,578,000)
===================================================================================================================================

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

NOTE 2: The shareholders of the Trust approved a Plan of Complete Liquidation and Termination of the Trust (the "Plan") at a special meeting held on October 14, 1998. The Plan calls for the sale of all of the Trust's assets. Net sales proceeds and available cash will be used to satisfy debts and obligations with remaining funds to be distributed to shareholders. It is presently anticipated that MGI Properties will transfer its assets and liabilities to a liquidating trust prior to October 14, 2000, after which the beneficial interests in the successor entity will be non-transferable. The termination of MGI Properties will occur at the time all remaining assets are transferred to a liquidating trust. With the termination of MGI Properties, the liquidation will be completed for tax purposes, although distribution of the remaining cash and net proceeds from future asset sales is expected to occur subsequent to the establishment of a liquidating trust. Although MGI believes that it has operated in a manner that permits it to qualify as a REIT, no assurance can be given that the Trust will continue to qualify as a REIT for the period prior to the distribution of MGI's remaining assets to shareholders (including the transfer of the remaining assets to a liquidating trust) and will not lose or terminate its status as a REIT.

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

                                 MGI PROPERTIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)
NOTE 4: Upon shareholder approval of the Plan on October 14, 1998, the Trust reclassified its real estate assets to "properties held for sale" and on that date ceased depreciation of the assets and reclassified accumulated depreciation and amortization against the original cost of real estate assets. During the first two quarters of 2000, the Trust completed the sale of three retail properties totaling 615,600 square feet, one office property totaling 81,500 square feet, and a 1.7 acre parcel of land. The aggregate sales price of these five transactions totaled $46.9 million before selling expenses.

          As of July 14, 2000, MGI owned three properties, and is renegotiating an agreement to sell one retail property located in Florida. The sale agreement is subject to the customary terms and conditions for transactions of this type, including the purchaser's satisfactory completion of due diligence, which includes engineering and environmental inspections, and approval of titles and surveys. This sale is expected to close late in MGI's third fiscal quarter or in MGI's fourth quarter, although there can be no assurance that it will be successfully completed.

NOTE 5: Cash applied to interest payments amounted to $0.1 million and $0.2 million for the three and six-month periods ended May 31, 2000, respectively, and $2.3 million and $4.9 million for the three and six-month periods ended May 31, 1999, respectively.

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

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

            MGI is a self-administered equity REIT that is operating under a Plan of Complete Liquidation and Termination of the Trust (the "Plan"). The shareholders of the Trust approved the Plan at a special meeting held on October 14, 1998. The Plan is discussed in the Trust's Form 10-Ks for the years ended November 30, 1999 and 1998, and in the definitive proxy statement dated September 10, 1998. Since approval of the Plan, MGI, to date, has completed the sale of 66 properties totaling 5.4 million square feet and 959 residential apartment units, for aggregate sales prices, prior to the deduction of $9.6 million of selling expenses and closing adjustments, of $529.2 million, which prices included $48.8 million of mortgage debt that was repaid at closing and $28.0 million assumed by the buyers. MGI has made liquidating distributions aggregating $27.16 per share since the October 1998 special shareholders' meeting. Currently, management believes that the current estimate of pricing with respect to the remaining unsold properties, when added to funds held by MGI, is estimated to result in additional net liquidating distributions aggregating approximately $2.50 per share, after deducting all fees and liquidation costs; however, no assurances can be given that per share net liquidating distributions will reach this amount.

            At May 31,  2000,  MGI  owned  three  properties,  which  aggregated
223,000 square feet. As of July 14, 2000, MGI is renegotiating an agreement to sell a retail property located in Florida. The sale agreement is subject to the customary terms and conditions for transactions of this type, including, among other things, the respective purchaser's satisfactory completion of due diligence, which includes engineering and environmental inspections, and approval of titles and surveys. This sale is expected to close late in MGI's third fiscal quarter or in MGI"s fourth quarter, although there can be no assurance that this sale will be successfully completed.

            It is presently anticipated that MGI Properties will transfer its assets and liabilities to a liquidating trust prior to October 14, 2000, after which the beneficial interests in the successor entity will be non-transferable. The termination of MGI Properties will occur at the time all remaining assets are transferred to a liquidating trust. With the termination of MGI Properties, the liquidation will be completed for tax purposes, although distribution of the remaining cash and net proceeds from future asset sales is expected to occur subsequent to the establishment of a liquidating trust. Although it is expected that the Trust will continue to qualify as a REIT for the period prior to the distribution of MGI's remaining assets to shareholders (including the transfer of remaining net assets to a liquidating trust), no assurance can be given that the Trust will not lose or terminate its status as a REIT.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


            As of May 31, 2000, the Trust's real estate investments were diversified by property type as follows:

                                                                                % of
                                                                           Portfolio Based
                                        Square Feet of        % of         on Adjusted 2000
                           Number of      Commercial     Portfolio Based  Property Operating       %
                           Properties     Property           on Cost         Income(1)          Leased
                           ----------     --------           -------         ---------          ------

Office                        1            122,400           55.6%             48.0%             98.5%
Retail                        1            100,500           42.4%             48.6%             94.4%
Other                         1               --              2.0%              3.4%            100.0%
                              -            -------            ---               ---             -----


Total Portfolio               3            222,900          100.0%            100.0%             96.6%
                              =            =======        =======             =====             =====

(1) Adjusted property operating income is defined as the 2000 property operating income from the three properties owned at May 31, 2000. This amount approximated $0.9 million, or 31.5% of total 2000 property operating income.


RESULTS OF OPERATIONS

            The sale of five properties in the first six months of 2000 and 61 properties during 1999, pursuant to the Plan created a fundamental transformation in MGI and is the primary factor in explaining the changes in operating results when 2000 is compared to prior years. Net income for the quarter ended May 31, 2000 was $2.9 million, or $0.21 per share (basic), as compared to $6.8 million, or $0.49 per share (basic), in the second quarter of 1999. Included in 2000 second quarter net income were net gains of $2.7 million from the sale of two properties. No gains were recorded in the second quarter of 1999. Pursuant to the required accounting for properties held for sale, there was no depreciation or amortization of real estate assets recognized in either the first six months of 2000 or 1999.

            Net income for the six months ended May 31, 2000 was $4.0 million, or $0.29 per share (basic) as compared to $14.2 million, or $1.03 per share (basic), a year ago. Income before net gain and extraordinary item was $1.2 million and $14.7 million for the six months ended May 31, 2000 and May 31, 1999, respectively. Included in the 2000 year-to-date net income were $2.8 million of net gains from the sale of five properties, liquidation-related expenses of $0.8 million and a $0.5 million provision for loss on properties held for sale. Included in 1999 year-to-date net income was a $0.1 million net loss from the sale of one property, a $0.3 million loan prepayment fee, liquidation-related expenses of $1.8 million and a $1.2 million provision for loss on properties held for sale.

                                 MGI PROPERTIES
             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


            Income before net gains and extraordinary item was $1.2 million in 2000 as compared to $14.7 million in the comparable six months of 1999. In comparing the first six months of 2000 and 1999, the $13.4 million decrease in income before net gains and extraordinary item is primarily attributable to the disposition of 66 properties pursuant to the Plan. This change primarily resulted from the $21.9 million decrease in property operating income, which is defined as rental income less property operating expense and real estate taxes ($2.9 million in 2000 versus $24.8 million in 1999). Property operating income totaled $2.9 million in the first six months of 2000, of which approximately 31.5%, or $0.9 million, related to the three properties owned at May 31, 2000. The change in property operating income for these three comparable or "same store" properties (i.e., owned for both fiscal years), was a decrease of 7.7%, or $78,000, when 2000 is compared to 1999. This decrease is primarily attributable to expenses associated with sales that did not close. The decrease in income before net gains was partially due to a $4.7 million reduction in interest expense, a $0.6 million decrease in depreciation and amortization, and a $1.0 million increase in interest income, all of which also results from the sale of 66 properties. Additional factors were a $0.6 million decrease in general and administrative expense, a $0.9 million decrease in liquidation plan expenses, and a $0.7 million decrease in provision for loss on properties held for sale.


LIQUIDITY

            Shareholders' equity at May 31, 2000 was $41.6 million, compared to $78.8 million at November 30, 1999. The decrease primarily reflects the amount of cash distribution offset by net income earned in the first six months of 2000. At May 31, 2000, financial liquidity was provided by $38.9 million in cash and cash equivalents.

            Cash requirements in 2000 (exclusive of liquidating distributions to shareholders) will include capital and tenant improvements and leasing expenditures required to maintain MGI's occupancy levels. Additionally, in connection with the Plan, MGI anticipates incurring a variety of costs and fees including costs related to sales, fees to advisors and other professionals, severance and incentive compensation, payments to holders of stock options, and other expenses related to liquidation. MGI anticipates meeting these obligations through its position of cash and cash equivalents held at May 31, 2000, the net sale proceeds of its remaining properties, and property operations. MGI believes the combination of available cash and cash equivalents, the value of MGI's unencumbered property and other resources are sufficient to meet its liquidity requirements while implementing the Plan.

                                 MGI PROPERTIES
                          PART I, ITEM 3 -- MARKET RISK
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


MARKET RISK

            MGI is presently exposed to interest rate changes primarily as a result of long term debt and the rate of return earned on its cash and cash equivalent investments. MGI's only obligation for borrowed money at May 31, 2000 totaled $4.5 million, representing 8.1% of its total assets. This is a fixed rate mortgage loan with a rate of 7.4%.

FORWARD LOOKING STATEMENTS

            Statements   made  or   incorporated  in  this  Report  may  contain
forward-looking statements, estimates or plans within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of MGI to be materially different from results or plans expressed or implied by such forward-looking statements. Such factors generally include, among other things, adverse changes in the real estate markets; risk of default under the Trust's outstanding indebtedness; financial condition and bankruptcy of tenants; environmental/safety issues and requirements; adequacy of insurance coverage; and general and local economic and business conditions. With respect, in particular, to the Plan, such factors include, among other things, the risks of future action or inaction by the Board of Trustees (and the actual results thereof) with respect to the Plan (including the possibility of litigation pertaining thereto), the net realizable value of the remaining properties, the timing of  remaining  property  sales and  distributions  to  shareholders,  the effects of financial market conditions and general economic conditions, maintaining the current occupancy and rent levels at the properties, as well as those risk factors set forth in MGI's Form 10-K for the year ended November 30, 1999, including those set forth under "Forward-Looking Statements," "Other" and
Item 1 - "Adoption and Implementation of Liquidation Plan." Although the Trust believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included or incorporated by reference in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Trust or any other person that the objectives and plans of the Trust will be achieved.

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

Item 5:   Other Information:   Not applicable.

Item 6:   Exhibits and Reports on Form 8-K:

          a) Exhibits:

              Part I - Exhibit 11 - Computation of Earnings per Share (see page 15)

          b) Reports on Form 8-K:  Dated March 6, 2000, filed on March 17, 2000
                                   Dated April 10, 2000, filed on April 24, 2000

                                     - 15 -
                                 MGI PROPERTIES
                                   SIGNATURES



         Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:          July 14, 2000      /s/ Phillip C. Vitali
               -------------      ---------------------
                                  Phillip C. Vitali
                                  Executive Vice President and Treasurer
                                  (Principal Financial and Accounting Officer)