Form 10-K
period 2000-12-31
MGI PROPERTIES LIQUIDATING TRUST
filed 2001-04-02
CIK 68330

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
         (Mark One)
                  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

                                       OR

                  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
                           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-6833*

                        MGI PROPERTIES LIQUIDATING TRUST
             (Exact name of registrant as specified in its charter)


                  Massachusetts                                 04-3532592
         (State or other jurisdiction of                     (I.R.S. Employer
          incorporation or organization)                    Identification No.)

                          50 Congress Street, Suite 222
                           Boston, Massachusetts 02109
              (Address and zip code of principal executive offices)

                                 (617) 248-2300
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

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

                           Yes  [X]  No  [  ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
- --------
        *MGI Properties Liquidating Trust is the distributee of the assets and liabilities of MGI Properties, and files reports under MGI Properties' former Commission file number.

                        MGI PROPERTIES LIQUIDATING TRUST

                                TABLE OF CONTENTS

                                     PART I
                                                                        Page No.

ITEM 1.   BUSINESS............................................................3

ITEM 2.   PROPERTIES..........................................................5

ITEM 3.   LEGAL PROCEEDINGS...................................................5

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................5

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS.........................................6

ITEM 6.   SELECTED FINANCIAL DATA.............................................6

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.................................6

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK.........................................................7

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................8

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE................................14

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................14

ITEM 11.  EXECUTIVE COMPENSATION.............................................15

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

          MANAGEMENT.........................................................15

ITEM 13.  CERTAIN RELATIONSHIPS AND CERTAIN TRANSACTIONS.....................16

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K........................................................16

SIGNATURES...................................................................17

                                     PART I

ITEM 1.           BUSINESS

Liquidation of REIT

         MGI Properties Liquidating Trust (the "Liquidating Trust") is the distributee of the assets and liabilities of MGI Properties (the "REIT"). The REIT was organized as an unincorporated business trust under the laws of the Commonwealth of Massachusetts in 1971. The REIT elected to operate as a real estate investment trust pursuant to Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the "Code"). The REIT was a self-administered equity REIT that owned and operated a diversified portfolio of income producing real estate.

         On June 18, 1998, the REIT publicly announced that its Board of Trustees had decided to undertake a review of strategic alternatives available to the REIT to maximize shareholder value, including a possible liquidation of the REIT's properties. The Trustees ultimately determined that the appropriate course for the REIT to maximize shareholder value was to pursue the sale of its assets pursuant to a plan of complete liquidation of the REIT. Accordingly, on August 12, 1998, the Trustees unanimously approved a Plan of Complete Liquidation and Termination of the REIT (the "Plan") and directed that the Plan be submitted to the REIT's shareholders for approval. The shareholders of the REIT approved the Plan at a special meeting held on October 14, 1998.

         The Plan authorized the Trustees to dispose of all of the assets of the REIT, wind up its affairs, pay or adequately provide for the payment of all of its liabilities and distribute to or for the benefit of its shareholders all of the REIT's assets, including interests in any liquidating trust established in connection with the complete liquidation of the REIT. The Plan provided that if 24 months after the adoption of the Plan by the shareholders, the REIT still had outstanding debts, obligations or liabilities or owned any assets, the assets (subject to the outstanding debts, obligations and liabilities) would be transferred to a liquidating trust.

         During the 24-month period provided for in the Plan, the REIT assigned, sold or otherwise disposed of all of its real estate assets except for three properties, an office building and an adjacent property located in Tampa, Florida (the "Tampa Properties"), and the Terrace Ridge Shopping Center, a 100,500 square foot shopping center located in Temple Terrace, Florida (the "Shopping Center").

         Because all of the REIT's assets would not be disposed of on or before October 14, 2000, the Trustees established the Liquidating Trust to continue winding up the REIT's affairs. The REIT terminated its existence as of September 30, 2000 and transferred its remaining assets (consisting primarily of cash and cash equivalents, government securities and three properties), subject to its remaining liabilities, to the Liquidating Trust. Three of the Trustees of the REIT became the Trustees of the Liquidating Trust. The Trustees are charged with the duty to operate the Trust, liquidate its remaining assets, provide for and satisfy its remaining liabilities and make distributions to the Beneficiaries (as hereinafter defined).

         The last day of trading of the REIT's common shares on the New York Stock Exchange was September 27, 2000, at which time, the REIT's stock transfer books were closed. Subsequently, the REIT filed a Form 15 with the Securities and Exchange Commission (the "Commission") to terminate the registration of its common shares under Section 12(b) of the Securities Exchange Act of 1934, as amended (the "1934 Act") and its obligation to file periodic reports with respect thereto. The REIT also received a "No-action" letter from the Commission regarding the 1934 Act reporting obligations of the Liquidating Trust.

         All shareholders and option holders of the REIT were deemed to be beneficial owners (the "Beneficiaries") of the units of beneficial interests of the Liquidating Trust (the "Beneficial Interests"). Accordingly, the certificates that formerly evidenced ownership of common shares of the REIT, now evidence ownership of Beneficial Interest of the Liquidating Trust. The Beneficial Interests are nontransferable, except by will, intestate succession or operation of law.

         The Liquidating Trust's activities are specifically limited to conserving, protecting and selling the assets transferred to it and distributing the proceeds therefrom, including holding such assets for the benefit of the Beneficiaries, enforcing the rights of the Beneficiaries, temporarily investing such proceeds and collecting income therefrom, providing for the liabilities of the REIT, making liquidating distributions to the Beneficiaries and taking such other actions as may be necessary to conserve and protect the assets of the Liquidating Trust and providing for the orderly liquidation thereof. To the extent the Trustees invest cash prior to distribution or invest cash retained to meet the Liquidating Trust's expenses and liabilities, such investments will be made in only demand and time deposits at commercial banks, short-term certificates of deposit, treasury bills, securities issued by state or local governments (or agencies or instrumentalities thereof) or commercial paper rated A1P1 or higher.

Tax Treatment

         An entity classified as a liquidating trust will be treated as a grantor trust, and accordingly will not be subject to tax on any income or gain recognized by it. Each Beneficiary will be treated as the owner of his pro rata portion of each asset, including cash, received by and held by the Liquidating Trust and will be required to take into account in computing his own taxable income, his pro rata share of each item of income, gain and loss of the Liquidating Trust.

         The Liquidating Trust will issue an annual information statement to the Beneficiaries with tax information sufficient to enable Beneficiaries to complete their tax returns. Beneficiaries are urged to consult with their own tax advisors as to their own filing requirements and the appropriate tax reporting of this information on their returns.

Reports to Beneficiaries; Meetings

         The Trustees are required to issue annual reports to the Beneficiaries showing the assets and liabilities of the Liquidating Trust at the end of each fiscal year and the receipts and disbursements of the Liquidating Trust for the period. The annual reports also describe the changes in the Liquidating Trust's assets during the reporting period and the actions taken by the Trustees during the period. The Trustees are also required to file with the Commission an annual report on Form 10-K and interim reports on Form 8-K whenever, in the opinion of the Trustees, a significant event relating to the Liquidating Trust's assets has occurred.

         Generally, there will not be meetings of the Beneficiaries. However, holders of at least a majority of the aggregate Beneficial Interests may require the Trustees to call a meeting of the holders of the Beneficial Interests. Holders of a majority of the aggregate Beneficial Interests may vote to remove the Trustees and elect successor Trustees. Holders of a majority of the aggregate Beneficial Interests may also vote to amend the Liquidating Trust Agreement, provided that no amendment may permit the Trustees to engage in any prohibited activities or affect the holders of Beneficial Interests' rights to receive their pro rata share of property held by the Liquidating Trust at the time of final distribution.

Distributions

         Through September 30, 2000, the REIT made cash liquidating distributions to its shareholders of $29.01 per share and a non-cash liquidating distribution of $1.0232 per share. During the period from October 1, 2000 to December 31, 2000, the Liquidating Trust did not make any distributions. On March 28, 2001, the Trustees of the Liquidating Trust declared a cash distribution of $.45 per unit, payable April 12, 2001. It has been estimated that the Liquidating Trust will make additional future cash distributions of approximately $0.65 per unit of Beneficial Interest (such estimate includes the $.45 per unit payable on April 12, 2001) based upon funds available, estimated net proceeds from the ultimate sale of the Shopping Center, the estimated timing of such sale, the levels of reserves deemed necessary or appropriate, and other considerations. Although the Trustees believe that the assumptions and projections used in arriving at the estimate of the remaining net cash liquidation proceeds are reasonable, there can be no assurance that such assumptions will in fact prove correct. Accordingly, there can be no assurance that the actual remaining distributions will not be in an amount that will vary materially from the Trustees' estimates of net liquidation values.

Property Sales after REIT's Dissolution

Tampa Properties

         On November 3, 2000, the Liquidating Trust completed the sale of the Tampa Properties for an aggregate sale price of $6.3 million. The Liquidating Trust realized net proceeds of $6.1 million.


ITEM 2.           PROPERTIES.

Terrace Ridge Shopping Center

         The Terrace Ridge Shopping Center is a 100,500 square foot retail property located in Hillsborough County, Temple Terrace, Florida. The Shopping Center's anchor tenant, Publix, occupies a 55,000 square foot full service store. At December 31, 2000, the Shopping Center was approximately 94% leased.

         At December 31, 2000, the Shopping Center was subject to a sale agreement dated April 27, 2000, which required the completion of certain actions. Subsequent to year-end, the prospective purchaser of the Shopping Center exercised the discretion available to it under the agreement and terminated the contract. The Liquidating Trust has reinitiated active marketing of this property.

         The Liquidating Trust entered into a Voluntary Cleanup Agreement with the State of Florida Department of Environmental Protection (the "FDEP"), effective as of February 26, 2001, as a result of the release of certain dry cleaning solvents by a former tenant that operated a dry cleaning facility located on a portion of the Shopping Center (the "Release"). The dry cleaning facility is no longer being operated at the Shopping Center. In connection with the Agreement, the Liquidating Trust performed the remediation as required to date by the FDEP and the Trustees expect and have been advised that the FDEP will probably approve a program of sampling and monitored natural attenuation as the only further remedy in respect of the Release (albeit there can be no assurance thereof).

Office Lease

         The Liquidating Trust's headquarters, at 50 Congress Street, Boston, Massachusetts, include approximately 1,600 square feet of office space. The Liquidating Trust pays $4,213 monthly rent pursuant to a lease that expires April 30, 2002.


ITEM 3.           LEGAL PROCEEDINGS.

         There are no material legal proceedings to which the Liquidating Trust is a party or with respect to which any of its properties is subject.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Beneficiaries during the fiscal year ended December 31, 2000, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

         There is no public market for the Beneficial Interests of the Liquidating Trust. On September 27, 2000, the REIT formally closed its stock transfer books and its common shares were delisted from the New York Stock Exchange. On October 2, 2000, the REIT filed a Form 15 with the Commission to terminate the registration of its common shares under Section 12(b) of the 1934 Act and its obligation to file periodic reports with respect thereto.

         The Beneficial Interests are not transferable except by will, intestate succession, or operation of law. As of December 31, 2000, the Liquidating Trust had approximately 1,750 Beneficiaries of record and 15,289,096 units of Beneficial Interest outstanding.

ITEM 6.           SELECTED FINANCIAL DATA.

         The following selected financial data of the Liquidating Trust are qualified by reference to and should be read in conjunction with the financial statements, related notes thereto and other financial data included elsewhere herein. These historical results are not necessarily indicative of the results to be expected in the future.

Operating Results and Distributions


                                                            Three Months Ended December 31, 2000
Total revenue                                                              $645,000
                                                                           ========
Net increase in assets                                                     $ 37,000
                                                                           ========
Net increase in assets per beneficial unit                                  $0.0024
                                                                            =======

Net Asset Data

                                                                     December 31, 2000

Cash and cash equivalents                                                 $14,687,000
                                                                          ===========
Property held for sale                                                    $ 7,435,000
                                                                          ===========
Total assets                                                              $22,367,000
                                                                          ===========
Loan payable                                                              $ 4,410,000
                                                                          ===========
Beneficiaries' net assets in liquidation                                  $15,982,000
                                                                          ===========
Net asset value per beneficial unit                                        $1.04533
                                                                           ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion of results of operations and financial condition should be read in conjunction with the Selected Financial Data and the Financial Statements and Notes thereto (Item 8).

         The unaudited financial statements contained herein have been prepared in accordance with generally accepted accounting principles for an entity in liquidation.

         MGI Properties Liquidating Trust (the "Liquidating Trust"), a grantor trust, was established for the purpose of winding up the affairs of MGI Properties (the"REIT") and began operations as of October 1, 2000 when the REIT transferred its remaining assets (consisting primarily of cash and cash equivalents, government securities and three properties), subject to its remaining liabilities, to the Liquidating Trust. The Trustees are charged with the duty to operate the Trust, liquidate its remaining assets, provide for and satisfy its remaining liabilities and make distributions to the Beneficiaries of the Liquidating Trust.

         The Liquidating Trust recorded net income of $37,000 ($.0024 per unit) for the three months ended December 31, 2000. Net income primarily resulted from property operating income (which is defined as rental income less property operating expense and real estate taxes) and interest income exceeding interest expense and general and administrative expense. During November 2000, the Liquidating Trust sold two of the three properties that were transferred to it by the REIT for an aggregate sale price of $6.3 million and realized net proceeds of approximately $6.1 million. The results for the period ended December 31, 2000 are not comparable to any prior period because the Liquidating Trust began operations as of October 1, 2000.

         At December 31, 2000, the Liquidating Trust has cash and cash equivalents of $14,687,000 and a loan payable, which is secured by the one unsold property, with an outstanding balance of $4.4 million. The mortgage loan payable can be prepaid subject to a prepayment penalty. Scheduled loan principal payments associated with this loan due within 12 months of December 31, 2000 approximate $.17 million. The Trustees believe that its cash resources and its one property are sufficient to meet all anticipated liquidity requirements.


ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Liquidating Trust is presently exposed to interest rate changes primarily as a result of the short maturity of the financial instruments comprising its portfolio of cash and cash equivalents. The Liquidating Trust's only obligation for borrowed money at December 31, 2000 was a $4.4 million fixed rate mortgage loan with an average rate of 7.4%. It is presently anticipated that the property securing this loan will be sold prior to its maturity in 2005.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                        MGI PROPERTIES LIQUIDATING TRUST

               Consolidated Statement of Net Assets in Liquidation

                                December 31, 2000

                                       (unaudited)


                                     Assets

Cash and cash equivalents                                     $14,687,000
Property held for sale                                          7,435,000
Other assets                                                      245,000
                                                              -----------

                         Total assets                         $22,367,000
                                                              ===========

                                   Liabilities

Mortgage loan                                                 $ 4,410,000
Other liabilities                                               1,975,000
                                                              -----------

                         Total liabilities                      6,385,000
                                                              -----------

                         Net assets in liquidation            $15,982,000
                                                              ===========


See accompanying notes to consolidated financial statements.

                        MGI PROPERTIES LIQUIDATING TRUST

         Consolidated Statement of Changes in Net Assets in Liquidation

          For the Period from October 1, 2000 through December 31, 2000

                                      (unaudited)


Increase (decrease) in net assets:
     From operations:
         Rental income                                     $ 444,000
         Interest income                                     201,000
         Interest expense                                    (82,000)
         Rental expense                                     (192,000)
         Trust operating expenses                           (334,000)
                                                           ---------
                                                              37,000

Net assets contributed from MGI Properties
 at beginning of period                                   15,945,000
                                                          ----------

Net assets in liquidation at end of period               $15,982,000
                                                         ===========


See accompanying notes to consolidated financial statements.

                        MGI PROPERTIES LIQUIDATING TRUST

                   Notes to Consolidated Financial Statements

                                December 31, 2000

                                  (unaudited)


(1)      The Purpose of the MGI Properties Liquidating Trust

         MGI Properties Liquidating Trust (the "Liquidating Trust") is the successor to MGI Properties. MGI Properties ("MGI"), was an unincorporated business trust organized under the laws of the Commonwealth of Massachusetts. The Trust qualified to be treated as a REIT under Sections 856-860 of the Internal Revenue Code of 1986. MGI directly and through its wholly owned subsidiaries owned and operated a diversified portfolio of real estate assets.

         On August 12, 1998, the Board of Trustees of MGI unanimously approved a Plan of Complete Liquidation and Termination of MGI (the "Plan"). The shareholders of MGI approved the Plan at a special meeting held on October 14, 1998. The Plan authorized the Trustees to dispose of all of the assets of MGI, wind up its affairs, pay or adequately provide for the payment of all its liabilities and distribute to or for the benefit of its shareholders all of MGI's assets, including interests in any liquidating trust established in connection with the complete liquidation of MGI.

         As of September 30, 2000, MGI terminated its existence, and transferred its remaining assets (consisting primarily of cash and cash equivalents, government securities and three properties), subject to its remaining liabilities, to the Liquidating Trust. Three of the Trustees of MGI became the Trustees of the Liquidating Trust. The Trustees are charged with the duty to operate the Trust, liquidate its remaining assets, provide for and satisfy its remaining liabilities and make distributions to the beneficial owners (the "Beneficiaries") of units of the beneficial interests of the Liquidating Trust (the "Beneficial Interests").

         The common stock transfer books of MGI were permanently closed on September 27, 2000. All shareholders and option holders of MGI were deemed to be Beneficiaries. There were 15,289,096 units of beneficial interest outstanding on the basis of one unit of beneficial interest for each common share or option of MGI held on September 30, 2000. After September 30, 2000, the outstanding certificates that formerly represented common shares of MGI were deemed to evidence the same number of units of beneficial interest in the Liquidating Trust. The Trust Agreement sets forth a time limit of three years for the disposition of the Liquidating Trust's assets and distribution to the Beneficiaries unless a later termination is required by the Trustees of the Liquidating Trust.

         The Liquidating Trust's activities are specifically limited to conserving, protecting and selling the assets transferred to it and distributing the proceeds therefrom, including holding such assets for the benefit of the Beneficiaries, enforcing the rights of the
         Beneficiaries, temporarily investing such proceeds and collecting income therefrom, providing for the liabilities of MGI, making liquidating distributions to the Beneficiaries and taking such other actions as may be necessary to conserve and protect the assets of the Liquidating Trust and providing for the orderly liquidation thereof.

         The Beneficial Interests are not transferable except by will, intestate succession, or operation of law. As of December 31, 2000, the Liquidating Trust had approximately 1,750 Beneficiaries of record and 15,289,096 units of Beneficial Interest outstanding.

                                         10                          (Continued)

                        MGI PROPERTIES LIQUIDATING TRUST

                   Notes to Consolidated Financial Statements

                                December 31, 2000

                                       (unaudited)

(2)      Summary of Significant Accounting Policies

          (a)     Basis of Presentation

                  The Liquidating Trust uses the liquidation basis of accounting. All assets have been estimated at net realizable value and liabilities are reflected at their estimated settlement amounts, if determinable. The valuation of the assets and liabilities have been estimated by the Trustees of the Liquidating Trust as of the date of the financial statements. Due to inherent uncertainties, actual realization of the assets and settlement of liabilities could be materially different from the amounts indicated.

          (b)     Consolidation

                  The consolidated financial statements of the Liquidating Trust include the accounts of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

          (c)     Use of Estimates

                  The preparation of financial statements in conformity with the liquidation basis of accounting which is in conformity with accounting principles generally accepted in the United States of America for an entity in liquidation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported changes in net assets during the reporting period. One such estimate is the valuation of the property held for sale by the trustees of the Liquidating Trust as of the date of the financial statements. Due to inherent uncertainties, actual realization of the assets and settlement of liabilities could be materially different from the amounts indicated.

(3)      Assets and Liabilities Transferred to the Liquidating Trust

          MGI   transferred   the  following   assets  and  liabilities  to  the
Liquidating Trust as of September 30, 2000:

               Properties held for sale                  $ 13,543,000
               Cash and cash equivalents                    8,884,000
               Other assets                                   239,000
               Mortgage loan payable                       (4,452,000)
               Other liabilities                           (2,269,000)
                                                           -----------
                                                         $ 15,945,000
                                                           ===========

                                     11                           (Continued)

                        MGI PROPERTIES LIQUIDATING TRUST

                   Notes to Consolidated Financial Statements

                                December 31, 2000

                                      (unaudited)

          The former shareholders and option holders of MGI were granted beneficial interests in the net assets of the Liquidating Trust based on their ownership interest of MGI shares and options to acquire MGI shares on the formation date of the Liquidating Trust.


(4)      Income Taxes

          The Liquidating Trust will be treated as a grantor trust and accordingly, will not be subject to Federal or state income tax on any income earned or gain recognized by the Liquidating Trust. The Liquidating Trust will recognize taxable gain or loss when an asset is disposed of for an amount greater or less than the fair market value of such asset at the time it was transferred from MGI to the Liquidating Trust. Each Beneficiary of the Liquidating Trust will be treated as the owner of a pro rata portion of each asset, including cash, received by and held by the Liquidating Trust and will be required to report on his or her Federal and state income tax return his or her pro rata share of taxable income, gain and loss of the Liquidating Trust. Accordingly, there is no provision for Federal or state income taxes in the accompanying consolidated financial statements.


(5)      Property Held for Sale

          A summary of properties held for sale follows:

          Properties  transferred from MGI to the Liquidating       $13,543,000
          Trust Value of properties sold                             (6,108,000)
                                                                    -----------

          Property held for sale at December 31, 2000               $ 7,435,000
                                                                    ===========

          On September 30, 2000, MGI owned two commercial properties, consisting of approximately 220,000 square feet, and a parcel of land, that were transferred to the Liquidating Trust. One property and the parcel of land were sold during the period September 30 through December 31, 2000. The net proceeds from these sales totaled $6,085,000. This amount approximates the estimated fair value of the properties on the date these properties were transferred from MGI to the Liquidating Trust. The properties sold generated net operating income of $62,000 during the period September 30, 2000 through the date of the sale.

          At December 31, 2000, MGI owned one commercial property located in Tampa, Florida. This property generated net operating income of $190,000 during the period September 30, 2000 through December 31, 2000.

         No capital expenditures or lease acquisition costs were incurred during the period.

                                       12                     (Continued)

                        MGI PROPERTIES LIQUIDATING TRUST

                   Notes to Consolidated Financial Statements

                                December 31, 2000

                                      (unaudited)

(6)      Mortgage Loan Payable

          MGI transferred a mortgage loan payable to the Liquidating Trust. The mortgage loan has an interest rate of 7.35% and is scheduled to mature in 2005. The mortgage loan is nonrecourse and is collateralized by the Liquidating Trust's remaining property. The loan agreement requires monthly principal amortization payments and a balloon payment at the loan maturity date. The mortgage loan can be prepaid subject to a prepayment penalty.

          The Liquidating Trust made principal and interest payments of $42,000 and $82,000, respectively during the period September 30, 2000 through December 31, 2000.


(7)      Subsequent Event

On March 28, 2001, the Trustees of the Liquidating Trust declared a cash distribution of $.45 per unit payable April 12, 2001 to unit holders of record on April 4, 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following are the names and respective ages as of December 31, 2000 of the Trustees and officers of the Liquidating Trust:


Name                          Age    Position
- ----                          ---    --------
W. Pearce Coues               60     Chief Executive Officer and Trustee
George M. Lovejoy, Jr.        70     Trustee
Robert M. Melzer              60     Trustee
Phillip C. Vitali             50     Executive Vice President, Chief Financial
                                     Officer and Treasurer

         W. Pearce Coues has been Chief Executive Officer and a Trustee of the Liquidating Trust since its inception in September 2000 and was Chairman of the Board of Trustees and Chief Executive Officer of the REIT from 1982 until its dissolution in September 2000.

         George M. Lovejoy, Jr. has been a Trustee of the Liquidating Trust since its inception in September 2000 and was a Trustee of the REIT from 1993 until its dissolution in September 2000. He has been President since 1994, and director, since 1972, of Fifty Associates, a real estate investment trust. Mr. Lovejoy was Chairman of the Board of Meredith & Grew Incorporated, a real estate brokerage and management firm, from 1988 to March 1993. He is a Director of Scudder Global High Income Fund and a trustee of Cabot Industrial Trust.

         Robert M. Melzer has been a Trustee of the Liquidating Trust since its inception in September 2000 and was a Trustee of the REIT from 1998 until its dissolution in September 2000. Until 1999, he had been President (since 1980) and Chief Executive Officer (since 1992) of Property Capital Trust, a real estate investment trust. Mr. Melzer is a director of Genesee & Wyoming Inc., a railroad holding company, Beacon Capital Partners, Inc., a real estate investment trust, the Cronos Group, a lessor of intermodal marine containers and Lawson Products, Inc., a supplier of maintenance and repair products for industrial users.

         Phillip C. Vitali has been Executive Vice President, Chief Financial Officer and Treasurer of the Liquidating Trust since its inception in September 2000 and was Executive Vice President and Chief Financial Officer of the REIT from 1989 and 1986, respectively, until its dissolution in September 2000. He was Senior Vice President of the REIT from April 1986 to December 1989.

ITEM 11.          EXECUTIVE COMPENSATION

         Pursuant to Section 9.1 of the Liquidating Trust Agreement, the Trustees (excluding Mr. Coues), in lieu of commissions fixed by law for Trustees, receive as compensation (i) a $15,000 annual fee and (ii) $1,000 per Board of Trustees or committee meeting attended. Each Trustee is also reimbursed for all expenses reasonably incurred by him in the performance of his duties pursuant to the Liquidating Trust Agreement.

         The Liquidating Trust is subject to certain agreements dated September 13, 2000, concerning the compensation and length of employment with its executive officers. Mr. Coues, a Trustee and Chief Executive Officer of the Liquidating Trust, is compensated at an annual base salary of $291,200 per annum, which is the amount that he was previously paid by the REIT. Mr. Coues has agreed to remain employed in his executive capacity until the sale of all real estate properties has been completed. Mr. Vitali, the Executive Vice President, Chief Financial Officer and Treasurer of the Liquidating Trust, is compensated at an annual base salary of $209,500 per annum, which is the amount that he was previously paid by the REIT. Mr. Vitali has agreed to remain employed in his executive capacity until March 31, 2001.

         Pursuant to severance agreements dated September 17, 1998 between the REIT and its executive officers, 25% of Mr. Coues' and Mr. Vitali's cash severance is deferred until their employment with the Liquidating Trust is completed. The amount deferred for Mr. Coues is $215,000 and for Mr. Vitali is $118,125.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of December 31, 2000, information with respect to the ownership of Beneficial Interests in the Liquidating Trust by (i) each named executive of the Liquidating Trust, (ii) each Trustee of the Liquidating Trust, (iii) all named executive officers and Trustees of the Liquidating Trust as a group, and (iv) each person who, to the knowledge of management, owned beneficially more than 5% of the units of Beneficial Interest. Unless otherwise indicated, the address of each person listed below is 50 Congress Street, Suite 222 Boston, Massachusetts 02109.


                                                 Number of Beneficial                   Percent of Outstanding
Name and Address                                Units of Interest Owned              Beneficial Units of Interest
- ----------------                                -----------------------              ----------------------------

Warren E. Buffet                                       1,854,500(1)                                 12.1%
144 Kiewit Plaza
Omaha, Nebraska

W. Pearce Coues                                            506,600                                   3.3%

George M. Lovejoy, Jr.                                      25,300                                     *

Robert M. Melzer                                            22,500                                     *

Phillip C. Vitali                                          317,026                                   2.1%

All Executive Officers and                                 871,426                                   5.9%
Trustees as a group (four persons)

- ---------------------
* Less than 1%

(1) Based on a Schedule 13G/A dated February 14, 2000, Warren E. Buffett beneficially owned 1,854,500 Common Shares of MGI Properties, representing 13.5% thereof as of such date. Mr. Buffett had sole voting and dispositive power with respect to all 1,854,500 of such shares.


ITEM 13.          CERTAIN RELATIONSHIPS AND CERTAIN TRANSACTIONS.

         Not applicable.

                                     PART IV

ITEM 14.          EXHIBITS,  FINANCIAL STATEMENT SCHEDULES,  AND REPORTS ON FORM
                  8-K.

(a)      Financial Statements and Financial Statement Schedules

         1.       The financial statements are included in Item 8.

(b)      Exhibits.

         2.1 Plan of Complete Liquidation and Termination of MGI Properties (incorporated by reference to Exhibit A of MGI Properties'
                  Definitive  Proxy  Statement  dated  October  14, 1998 on Form
                  14A).

         4.1 Liquidating Trust Agreement of MGI Properties Liquidating Trust dated September 20, 2000.


(c)      Reports on Form 8-K.

         Current  Report on Form 8-K dated October 31, 2000.
         Current Report on Form 8-K dated November 14, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MGI PROPERTIES LIQUIDATING TRUST




                                   By: /s/ W. Pearce Coues
                                       ----------------------------------------
                                       W. Pearce Coues, Chief Executive Officer
                                       and Trustee

         MGI Properties Liquidating Trust and each of the undersigned do hereby appoint W. Pearce Coues and Phillip C. Vitali and each of them severally, its or his true and lawful attorneys to execute on behalf of MGI Properties Liquidating Trust and the undersigned any and all amendments to this Report and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission. Each of such attorneys shall have the power to act hereunder with or without the other.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         Signature                       Title                        Date


   /s/ W. Pearce Coues           Chief Executive Officer and     March 30, 2001
- ----------------------------     Trustee (principal executive
W. Pearce Coues                  officer)


   /s/ George M. Lovejoy, Jr.    Trustee                         March 30, 2001
- ----------------------------
George M. Lovejoy, Jr.


   /s/ Robert M. Melzer          Trustee                         March 30, 2001
- ----------------------------
Robert M. Melzer


   /s/ Phillip C. Vitali         Executive Vice President,       March 30, 2001
- ----------------------------     Chief Financial Officer
Phillip C. Vitali                and Treasurer
                                 (principal accounting officer)