Form 10-K
period 2001-12-31
MGI PROPERTIES LIQUIDATING TRUST
filed 2002-03-29
CIK 68330

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
            /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

                                       OR

            / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR
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

-----------------

     *MGI  Properties  Liquidating  Trust is the  distributee  of the assets and liabilities of MGI Properties,  and files reports under MGI  Properties'  former
Commission file number.

                        MGI PROPERTIES LIQUIDATING TRUST

                                TABLE OF CONTENTS

PART I
                                                                        Page No.
                                                                        --------

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS.......................................   6

ITEM 6.   SELECTED FINANCIAL DATA...........................................   6

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS...............................   7

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK.......................................................   7

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................   8

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE..........................................  16

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............  16

ITEM 11.    EXECUTIVE COMPENSATION..........................................  17

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT......................................................  17

ITEM 13.    CERTAIN RELATIONSHIPS AND CERTAIN TRANSACTIONS..................  18

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K.....................................................  18

SIGNATURES..................................................................  19

                                     PART I

ITEM 1.   BUSINESS

Liquidation of REIT
-------------------

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

     During the 24-month  period  provided for in the Plan,  the REIT  assigned, sold or  otherwise  disposed of all of its real estate  assets  except for three properties,  which included an office building and an adjacent  property located in Tampa,  Florida, and the Terrace Ridge Shopping Center, a 100,500 square foot shopping center located in Temple Terrace,  Florida (the "Shopping Center"). The
Liquidating  Trust sold the office  building  and  adjacent  property  in Tampa,
Florida in November 2000.

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
-------------

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
----------------------------------

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
Holders of a majority of the aggregate  Beneficial  Interests may vote to remove the  Trustees  and  elect  successor  Trustees.  Holders  of a  majority  of the aggregate  Beneficial  Interests  may also vote to amend the  Liquidating  Trust
Agreement,  provided  that no amendment may permit the Trustees to engage in any prohibited  activities  or affect the holders'  rights to receive their pro rata share  of  property  held  by  the  Liquidating  Trust  at  the  time  of  final distribution.

Distributions
-------------

     On April 12, 2001, the Liquidating  Trust made a cash distribution of $0.45 per unit. It was then estimated that the Liquidating Trust would make additional future  cash  distributions  of  approximately  $0.20  per  unit  of  Beneficial
Interest,  based upon funds available,  estimated net proceeds from the ultimate sale of the Shopping  Center,  the estimated  timing of such sale, the levels of reserves deemed necessary or appropriate, and other considerations.  At the date of this filing,  the  Liquidating  Trust believes that,  subject to the ultimate realization of the sale price of the Shopping  Center and remaining  liquidation
costs,   including,   without   limitation,   future   operating   expenses  and
contingencies,  funds available for liquidation  could range from $0.35 to $0.45 per unit, although there is no assurance thereof.  Although the Trustees believe that the assumptions and projections used in

arriving at the  estimate of the  remaining  net cash  liquidation  proceeds are reasonable,  there can be no assurance that such  assumptions will in fact prove correct.  Accordingly,  there  can be no  assurance  that the  actual  remaining distributions  will not be in an  amount  that  will  vary  materially  from the
Trustees'  estimates of net liquidation values. The timing of such distributions is also uncertain.

     Through September 30, 2000, the REIT made cash liquidating distributions to its shareholders of $29.01 per share and a non-cash liquidating  distribution of
$1.0232 per share.  During the period from October 1, 2000 to December 31, 2000, the  Liquidating  Trust did not make any  distributions.  On April 12, 2001, the
Liquidating Trust  distributed $0.45 per share against the non-cash  liquidating distribution of $1.0232 per share.

Property Sales after REIT's Dissolution
---------------------------------------

Tampa Properties

     On November 3, 2000, the Liquidating  Trust completed the sale of an office building  and an adjacent  property  located in Tampa,  Florida for an aggregate sale price of $6.3 million.  The Liquidating Trust realized net proceeds of $6.1 million.

ITEM 2.   PROPERTIES.

Terrace Ridge Shopping Center
-----------------------------

     The Terrace Ridge Shopping  Center is a 100,500 square foot retail property located in Hillsborough County,  Temple Terrace,  Florida. The Shopping Center's
anchor tenant,  Publix,  occupies a 55,000 full service  store.  At December 31,
2001, the Shopping Center was approximately 98% leased.

     As of March 26,  2002,  the  Shopping  Center was subject to a purchase and sale  agreement  dated as of February 27, 2002, as amended,  which is subject to certain  conditions and the completion of due diligence by the purchaser.  Under the terms of the sale,  the seller will be required to make certain  repairs and improvements.

     The  Liquidating  Trust  entered into a Voluntary  Cleanup  Agreement  (the
"Agreement")  with the State of Florida  Department of Environmental  Protection
(the  "FDEP"),  effective as of February 26, 2001, as a result of the release of certain dry cleaning  solvents by a former  tenant that  operated a dry cleaning facility  located on a portion of the Shopping Center (the  "Release").  The dry cleaning  facility  is no longer  being  operated  at the  Shopping  Center.  In connection with the Agreement,  the Liquidating  Trust performed the remediation as  required to date by the FDEP and the  Trustees  were  advised  that the FDEP approved a program of sampling and monitored natural  attenuation as the current remedy in respect of the Release  (albeit  there can be no assurance  that other remedies may not be required).

Office Lease
------------

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Beneficiaries  during the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

     The Beneficial  Interests are not  transferable  except by will,  intestate succession,  or operation of law. As of December 31, 2001, the Liquidating Trust
had  approximately  1,750  Beneficiaries  of  record  and  15,289,096  units  of
Beneficial Interest outstanding.

ITEM 6.   SELECTED FINANCIAL DATA.

     The  following  selected  financial  data  of  the  Liquidating  Trust  are qualified by reference to and should be read in  conjunction  with the financial statements,  related notes thereto and other  financial data included  elsewhere herein.  These historical results are not necessarily  indicative of the results to be expected in the future.

Operating Results and Distributions
-----------------------------------
                                                 Year Ended December 31, 2001
                                                 ----------------------------

Total rental income                                      $1,440,000
                                                         ==========
Distributions to unit holders                            (6,880,000)
                                                         ==========

Net decrease in net assets in liquidation               $(8,021,000)
                                                         ==========
Net decrease in net assets per beneficial unit           $  (0.5246)
                                                         ==========

Data
----

                                                   December 31, 2001
                                                   -----------------

Cash and cash equivalents                              $ 6,938,000
                                                       ===========
Property held for sale                                 $ 6,499,000
                                                       ===========
Total assets                                           $13,688,000
                                                       ===========
Mortgage loan payable                                  $ 4,236,000
                                                       ===========
Beneficiaries' net assets in liquidation               $ 7,961,000
                                                       ===========
Net asset value per beneficial unit                      $0.5207
                                                         =======

ITEM 7.   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS.

     The following  discussion of results of operations and financial  condition should be read in conjunction with the Selected Financial Data and the Financial
Statements and Notes thereto (Item 8).

     The financial  statements contained herein have been prepared in accordance with generally accepted accounting principles for an entity in liquidation.

     MGI  Properties  Liquidating  Trust (the  "Liquidating  Trust"),  a grantor trust,  was  established  for the  purpose  of  winding  up the  affairs  of MGI
Properties (the "REIT") and began operations as of October 1, 2000 when the REIT transferred  its  remaining  assets  (consisting  primarily  of  cash  and  cash equivalents,  government  securities  and  three  properties),  subject  to  its remaining  liabilities,  to the Liquidating Trust. The Trustees are charged with the duty to operate the Trust,  liquidate its remaining assets,  provide for and satisfy its remaining liabilities and make distributions to the Beneficiaries of the Liquidating Trust.

     The  Liquidating  Trust recorded a decrease in net assets in liquidation of
$8.0  million  ($0.5246  per unit) for the year ended  December  31,  2001.  The decrease  primarily  resulted  from  distributions  to  unit  holders  exceeding property  operating  income  (which is defined as rental  income  less  property operating  expense and real estate  taxes) and  interest  income net of interest expense,  change  in fair  value of real  estate  investments  and  general  and administrative expense. The results for the year ended December 31, 2001 are not comparable to any prior period because the Liquidating Trust began operations as of October 1, 2000.

     At December 31, 2001, the Liquidating  Trust had cash and cash  equivalents of $6.9 million,  one property  held for sale with an estimated  net  realizable value of $6.5 million,  and a mortgage loan payable with an outstanding  balance of $4.2 million,  which is secured by the property  held for sale.  The mortgage loan payable can be prepaid  subject to a  prepayment  penalty.  Scheduled  loan principal  payments  associated  with this loan due within 12 months of December
31, 2001 approximate $0.2 million.  The Trustees believe that its cash resources
and  its  one  property  are  sufficient  to  meet  all  anticipated   liquidity
requirements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The  Liquidating  Trust is  presently  exposed  to  interest  rate  changes primarily  as a  result  of the  short  maturity  of the  financial  instruments comprising its portfolio of cash and cash equivalents.  The Liquidating  Trust's only obligation for borrowed money at December 31, 2001 was a $4.2 million fixed rate mortgage loan with a fixed rate of 7.35%. It is presently  anticipated  that the property securing this loan will be sold prior to its maturity in 2005.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        MGI PROPERTIES LIQUIDATING TRUST
                              Financial Statements
                           December 31, 2001 and 2000
                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report

The Board of Trustees
MGI Properties Liquidating Trust:

We have audited the  statements of net assets in  liquidation  of MGI Properties
Liquidating  Trust (the Trust) as of December 31, 2001 and 2000, and the related statements of changes in net assets in  liquidation  for the year ended December
31,  2001 and the  period  from  October 1, 2000 to  December  31,  2000.  These financial  statements  are the  responsibility  of the Trust's  management.  Our responsibility  is to express an opinion on these financial  statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the  United  States of  America.  Those  standards  require  that we plan and perform the audit to obtain  reasonable  assurance  about  whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

As described in note 1 to the financial statements, the Trust was formed for the purpose  of  disposing  of  the  remaining  net  assets  of MGI  Properties  and distributing  the proceeds from  liquidation to the former  shareholders  of MGI
Properties.  As a  result,  the  Trust  has  adopted  the  liquidation  basis of accounting, which is in conformity with accounting principles generally accepted in the United States of America for an entity in liquidation.

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the net assets in liquidation of the Trust as of December
31, 2001 and 2000, and the changes in its net assets for the year ended December
31, 2001 and the period from October 1, 2000 to December 31, 2000 in  conformity with accounting  principles  generally  accepted in the United States of America applied on the basis described in the preceding paragraph.

                                  /s/ KPMG LLP

February 8, 2002 (except for note 5,
   as to which the date is March 26, 2002)

                        MGI PROPERTIES LIQUIDATING TRUST
                     Statements of Net Assets in Liquidation
                           December 31, 2001 and 2000

                            Assets                 2001              2000
                                                -----------     -----------
Cash and cash equivalents                       $ 6,938,000     14,687,000
Property held for sale (notes 5 and 7)            6,499,000      7,435,000
Other assets                                        251,000        245,000
                                                -----------     ----------
               Total assets                      13,688,000     22,367,000
                                                -----------     ----------

                            Liabilities

Mortgage loan payable (note 7)                    4,236,000      4,410,000
Other liabilities                                 1,491,000      1,975,000
                                                -----------     ----------
              Total liabilities                   5,727,000      6,385,000
                                                -----------     ----------
              Net assets in liquidation         $ 7,961,000     15,982,000
                                                ===========     ==========

See accompanying notes to financial statements.

                        MGI PROPERTIES LIQUIDATING TRUST
               Statements of Changes in Net Assets in Liquidation
          Year ended December 31, 2001 and period from October 1, 2000 to December 31, 2000

                                                                                       Period from
                                                          Year ended                  October 1, 2000
                                                          December 31,                to December 31,
                                                              2001                          2000
                                                        ----------------             -----------------
Changes in net assets:
 Rental property activities (note 6):
     Rental income                                      $   1,440,000                          444,000
     Rental expense                                          (485,000)                        (192,000)
                                                        ----------------             ------------------
        Net operating income                                  955,000                          252,000
 Change in fair value of real estate investments             (970,000)                              --
                                                        ----------------             ------------------
        (Decrease) increase in net assets from rental
          property activities and change in fair value
          of real estate investments                          (15,000)                          252,000
                                                        ----------------             ------------------
 Other activities:
     Interest income                                          325,000                           201,000
     Interest expense (note 7)                               (318,000)                          (82,000)
     Trust operating expenses                              (1,133,000)                         (334,000)
     Distributions to unit holders                         (6,880,000)                           --
                                                        ----------------             ------------------

       Decrease in net assets from other activities        (8,006,000)                         (215,000)
                                                        ----------------             ------------------
      (Decrease) increase in net assets in liquidation     (8,021,000)                           37,000

Net assets in liquidation, beginning of period             15,982,000                        15,945,000
                                                        ----------------             ------------------
Net assets in liquidation, end of period                $   7,961,000                        15,982,000
                                                        ================             ==================
See accompanying notes to financial statements.

                        MGI PROPERTIES LIQUIDATING TRUST

                          Notes to Financial Statements

                           December 31, 2001 and 2000

(1)  The Purpose of MGI Properties Liquidating Trust

     MGI  Properties  Liquidating  Trust  (the  Trust) is the  successor  to MGI
     Properties (MGI). MGI was an unincorporated  business trust organized under the laws of the Commonwealth of Massachusetts.  MGI qualified to be treated as a REIT under Sections  856-860 of the Internal Revenue Code of 1986. MGI
     directly  and through its wholly  owned  subsidiaries  owned and operated a diversified portfolio of real estate assets.

     On August 12,  1998,  the Board of Trustees of MGI  unanimously  approved a
     Plan of Complete  Liquidation and  Termination of MGI (the Plan).  The Plan
     authorized the trustees to dispose of all of the assets of MGI, wind up its affairs,  pay or adequately  provide for the payment of all its liabilities and  distribute  to or for the  benefit  of its  shareholders  all of MGI's assets,  including  interests  in  any  liquidating  trust  established  in connection with the complete liquidation of MGI.

     As of September 30, 2000, MGI terminated its existence, and transferred its remaining  assets  (consisting  primarily  of cash  and  cash  equivalents, government  securities  and three  properties),  subject  to its  remaining liabilities, to the Trust. Three of the trustees of MGI became the trustees of the Trust.  The trustees are charged with the duty to operate the Trust, liquidate  its  remaining  assets,  provide for and  satisfy its  remaining
     liabilities  and  make   distributions   to  the  beneficial   owners  (the
     Beneficiaries)  of units of the  beneficial  interests  of the  Trust  (the
     Beneficial Interests).

     The common stock transfer books of MGI were permanently closed on September
     27, 2000, and all  shareholders and option holders of MGI were deemed to be
     Beneficiaries.   There  were  15,289,096   units  of  beneficial   interest
     outstanding on the basis of one unit of beneficial interest for each common share or option of MGI held on September  30,  2000.  After  September  30,
     2000, the outstanding  certificates that formerly represented common shares of MGI were  deemed to  evidence  the same  number  of units of  beneficial interest in the Trust.  The  liquidating  trust agreement sets forth a time limit  of  three  years  for the  disposition  of the  Trust's  assets  and distributions to the  Beneficiaries  unless a later termination is required by the trustees of the Trust.

     The Trust's activities are specifically  limited to conserving,  protecting and selling the assets  transferred  to it and  distributing  the  proceeds
     therefrom,   including   holding   such  assets  for  the  benefit  of  the
     Beneficiaries,  enforcing  the  rights  of the  Beneficiaries,  temporarily investing such proceeds and collecting income therefrom,  providing for the liabilities of MGI, making  liquidating  distributions to the Beneficiaries and taking such other  actions as may be  necessary to conserve and protect the assets of the Trust and providing for the orderly liquidation thereof.

     The Beneficial  Interests are not  transferable  except by will,  intestate succession,  or  operation  of law. As of December  31, 2001 and 2000,  the
     Trust had 15,289,096 units of Beneficial Interest outstanding.

(2)  Summary of Significant Accounting Policies

     (a)  Basis of Presentation
          ---------------------

          The Trust uses the  liquidation  basis of accounting.  All assets have been estimated at net realizable value and liabilities  incurred as of the  reporting  date  are  reflected  at  their  estimated  settlement amounts, if determinable.  The valuation of the assets and liabilities have been estimated by the trustees of the Trust as of the date of the financial statements. Due to inherent uncertainties, actual

                                                                     (Continued)

                        MGI PROPERTIES LIQUIDATING TRUST

                          Notes to Financial Statements

                           December 31, 2001 and 2000

          realization  of the  assets and  settlement  of  liabilities  could be materially different from the amounts indicated.

     (b)  Use of Estimates
          ----------------

          The  preparation  of  financial  statements  in  conformity  with  the liquidation basis of accounting which is in conformity with accounting principles  generally  accepted in the United States of America for an entity  in  liquidation  requires  management  to make  estimates  and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported changes in net assets during the reporting  period.  One such estimate is the valuation of the property held  for  sale by the  trustees  of the  Trust  as of the date of the
          financial   statements.   Due  to   inherent   uncertainties,   actual
          realization  of the  assets and  settlement  of  liabilities  could be materially different than the amounts indicated.

(3)  Assets and Liabilities Transferred to the Trust

     MGI  transferred  the  following  assets  and  liabilities  to the Trust on
     September 30, 2000:

        Properties held for sale                        $   13,543,000
        Cash and cash equivalents                            8,884,000
        Other assets                                           239,000
        Mortgage loan payable                               (4,452,000)
        Other liabilities                                   (2,269,000)
                                                        --------------
                                                        $   15,945,000
                                                        ==============

     All former  shareholders and option holders of MGI were granted  beneficial interests in the net assets of the Trust based on their ownership  interest of MGI shares and  options to acquire MGI shares on the  formation  date of the Trust.  All shares and options  outstanding  were converted to units at that date.

     On March 28,  2001,  the Trust  declared a cash  distribution  of $0.45 per unit,  which was paid April 12, 2001 to unit  holders of record on April 4,
     2001.

(4)  Income Taxes

     The Trust is treated as a grantor trust and  accordingly  is not subject to federal or state income tax on any income earned or gains recognized by the
     Trust.  Instead, each beneficiary of the Trust is required to report on his or her  federal  and state  income  tax return his or her pro rata share of taxable income, gain or loss from the Trust. Accordingly,  no provision for income taxes has been recorded in the accompanying financial statements.

                        MGI PROPERTIES LIQUIDATING TRUST

                          Notes to Financial Statements

                           December 31, 2001 and 2000

(5)  Property Held for Sale

     On September 30, 2000,  MGI owned two commercial  properties  consisting of approximately  220,000  aggregate  square feet and a parcel of land, all of which were  transferred  to the Trust on October 1, 2000.  One property and the  parcel of land were sold  during the  period  from  October 1, 2000 to
     December  31,  2000.  The  aggregate  net  proceeds  from these  sales were
     $6,085,000.  This  amount  approximates  the  estimated  fair  value of the properties on the date these  properties were  transferred  from MGI to the
     Trust.

     At December 31, 2001 and 2000,  MGI owned one shopping  center,  located in
     Tampa, Florida (the Property).  The Property generated net operating income of $955,000 and  $190,000,  respectively,  for the year ended  December 31,
     2001 and the period from October 1, 2000 to December  31,  2000.  The Trust has a purchase  and sale  agreement,  dated as of  February  27,  2002,  as amended  through  March 26, 2002,  with an outside  party.  The Property is valued at net  realizable  value in the opinion of the Trust's  management.
     The purchase and sale agreement, as amended, lists the selling price of the
     Property at  $8,050,000.  The buyer has the option to purchase the Property subject  to the  mortgage  which  encumbers  the  Property  (see  note  7).
     Completion of the sale is subject to, among other things,  satisfactory due diligence by the buyer.

     There can be no assurance that the Property will be sold in 2002 or at all, or that  it  will  be sold  for  the  purchase  price  provided  under  the agreement.

     The  Property  has  been  valued   based  on  the   following   significant
     assumptions:

          Sales price per purchase and sale agreement              $  8,050,000
          Required capital costs and estimated costs to complete     (1,114,000)
          Estimated closing costs and fees                             (437,000)
                                                                   ------------
                  Estimated net realizable value at
                    December 31, 2001                              $  6,499,000
                                                                   =============

     The Trust entered into a Voluntary  Cleanup  Agreement (the Agreement) with the State of Florida  Department of  Environmental  Protection  (the FDEP),
     effective as of February  26,  2001,  as a result of the release of certain dry  cleaning  solvents  by a former  tenant that  operated a dry  cleaning facility  located  on a portion  of the  Property  (the  Release).  The dry cleaning  facility  is  no  longer  being  operated  at  the  Property.  In connection  with the  Agreement,  the Trust  performed the  remediation  as required to date by the FDEP and the  Trustees  were  advised that the FDEP approved a program of sampling and  monitored  natural  attenuation  as the current remedy in respect of the Release  (albeit there can be no assurance other remedies may not be required).

(6)  Operating Leases

     Certain of the Trust's operating leases for retail space contain contingent rent  provisions  under which  tenants are required to pay a percentage  of their sales in excess of a specified  amount as additional  rent. The Trust recognizes  contingent  rental income only when such specified  targets are met. Rental income earned under such provisions  amounted to  approximately
     $79,000 in 2001.

                        MGI PROPERTIES LIQUIDATING TRUST

                          Notes to Financial Statements

                           December 31, 2001 and 2000

     Leases  for retail  space  generally  contain  provisions  under  which the tenants  reimburse the Trust for a portion of property  operating  expenses and real estate taxes incurred by the Trust.  Reimbursements  for operating expenses  and real estate  taxes  amounted to  approximately  $257,000  and
     $128,000, respectively, during 2001 and for the period from October 1, 2000 to December  31,  2000,  and are  included as part of rental  income on the statements of changes in net assets in liquidation.

     For the year ended December 31, 2001, one tenant provided approximately 39%
     of base rental income.

     Scheduled minimum future rentals under the Trust's noncancelable  operating leases at the shopping center are as follows at December 31, 2001:

                                                                    Amount
                                                                -------------
               Year ending December 31:
                    2002                                        $  1,073,000
                    2003                                        $  1,003,000
                    2004                                             980,000
                    2005                                             855,000
                    2006                                             608,000
                    Thereafter                                       198,000
                                                                ------------
                           Total minimum future rentals         $  4,717,000
                                                                ============

(7)  Mortgage Loan Payable

     The Trust is  obligated  under a loan  secured by a mortgage.  The mortgage loan has a fixed rate of 7.35%, is, with certain  exceptions,  nonrecourse, and is collateralized by and encumbers the Trust's remaining property.  The loan  agreement  requires  monthly  principal  amortization  payments and a balloon payment at the loan maturity date, which is September 10, 2005.

     Interest expense was $318,000 and $82,000, respectively, for the year ended
     December  31, 2001 and for the period from  October 1, 2000 to December 31,
     2000. Principal repaid was $174,000 and $42,000, respectively, for the year ended December 31, 2001 and for the period from October 1, 2000 to December
     31, 2000.

     Future  principal  payments  under  the  mortgage  loan are as  follows  at
     December 31, 2001:

                                                                   Amount
                                                                -------------
               Year ending December 31:
                    2002                                       $   187,000
                    2003                                           201,000
                    2004                                           216,000
                    2005                                         3,632,000
                                                               --------------

                                                               $ 4,236,000
                                                               ==============

ITEM 9.   CHANGES IN A ND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
          FINANCIAL DISCLOSURE.

          Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following are the names and respective  ages as of December 31, 2001 of the Trustees and officers of the Liquidating Trust:

Name                            Age        Position
----                            ---        --------
W. Pearce Coues                 61         Chief Executive Officer and Trustee
George M. Lovejoy, Jr.          71         Trustee
Robert M. Melzer                61         Trustee

     W.  Pearce  Coues has been  Chief  Executive  Officer  and a Trustee of the
Liquidating  Trust since its inception in September 2000 and was Chairman of the
Board of Trustees  and Chief  Executive  Officer of the REIT from 1982 until its dissolution in September 2000.

     George M. Lovejoy,  Jr. has been a Trustee of the  Liquidating  Trust since its  inception in  September  2000 and was a Trustee of the REIT from 1993 until its  dissolution  in  September  2000.  He has been  President  since 1994,  and director,  since 1972, of Fifty Associates,  a real estate investment trust that is in  liquidation.  Mr.  Lovejoy  was  Chairman of the Board of Meredith & Grew
Incorporated,  a real estate  brokerage and management  firm, from 1988 to March
1993. He was a Director of Scudder  Global High Income Fund and was a trustee of
Cabot Industrial Trust.

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

ITEM 11.  EXECUTIVE COMPENSATION

     Pursuant to Section 9.1 of the Liquidating  Trust  Agreement,  the Trustees
(excluding Mr. Coues), receive as compensation (i) a $15,000 annual fee and (ii)
$1,000 per Board of Trustees meeting  attended.  Each Trustee is also reimbursed for all expenses  reasonably  incurred by him in the  performance  of his duties pursuant to the Liquidating Trust Agreement.

     The Liquidating Trust is subject to certain  agreements dated September 13,
2000,  concerning the  compensation  and length of employment with its executive officers.  Mr. Coues, a Trustee and Chief  Executive  Officer of the Liquidating
Trust, elected to reduce his current compensation to $145,000, from the $291,200 per annum amount that he was  previously  paid by the REIT. Mr. Coues has agreed to remain  employed in his executive  capacity until the sale of all real estate properties has been completed.

     Pursuant to severance  agreements dated September 17, 1998 between the REIT and its executive officers,  Mr. Coues elected to defer receipt of his remaining
$215,000 of  severance  benefits.  In  addition,  bonuses  aggregating  $912,000 through September 30, 2000 due to officers of the REIT have not yet been paid.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of December 31, 2001,  information  with respect to the ownership of Beneficial Interests in the Liquidating Trust by (i)
each  named  executive  of the  Liquidating  Trust,  (ii)  each  Trustee  of the
Liquidating  Trust,  (iii) all named  executive  officers  and  Trustees  of the
Liquidating  Trust as a group,  and (iv) each person who,  to the  knowledge  of management, owned beneficially more than 5% of the units of Beneficial Interest.
Unless  otherwise  indicated,  the  address of each  person  listed  below is 50
Congress Street, Suite 222 Boston, Massachusetts 02109.

                        Number of Beneficial         Percent of Outstanding
Name and Address        Units of Interest Owned     Beneficial Units of Interest
----------------        -----------------------     ----------------------------

Warren E. Buffet            1,854,500(1)                      12.1%
144 Kiewit Plaza
Omaha, Nebraska

S Muoio & Co LLC              985,600(2)                       6.4%

W. Pearce Coues               506,600                          3.3%

George M. Lovejoy, Jr.         25,300                          *

Robert M. Melzer               22,500                          *

All Executive Officers        554,400                          3.3%
and Trustees as a group
(three persons)

---------------------
* Less than 1.0%

(1)    Based on a Schedule  13G/A dated  February  14,  2000,  Warren E. Buffett
       beneficially   owned   1,854,500   Common   Shares  of  MGI   Properties,
       representing  13.5% thereof as of such date.  Mr. Buffett had sole voting and dispositive power with respect to all 1,854,500 of such shares.

(2)    Based on a Schedule  13G/A  dated  February  14,  2002,  Salvatore  Muoio beneficially owned 985,600 units of the Liquidating  Trust,  representing
       7.15% thereof as of such date. Mr. Muoio had sole voting and  dispositive power  with  respect  to  231,000  of such  units and  shared  voting and dispositive  power with SM Investors,  LP with respect to 754,600 of such units.

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

       4.1  Liquidating  Trust  Agreement of MGI  Properties  Liquidating  Trust
            dated September 20, 2000  (incorporated  by reference to Exhibit 4.1 of the Liquidating Trust's Annual Report on Form 10-K for the period ended December 31, 2000).

(c)  Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MGI PROPERTIES LIQUIDATING TRUST

                                   By:      /s/ W. Pearce Coues
                                      ------------------------------------------
                                      W. Pearce Coues, Chief Executive Officer
                                         and Trustee

     MGI  Properties  Liquidating  Trust and each of the  undersigned  do hereby appoint W. Pearce Coues its or his true and lawful attorney to execute on behalf of MGI Properties  Liquidating  Trust and the undersigned any and all amendments to this  Report  and to file  the same  with  all  exhibits  thereto  and  other documents in connection therewith, with the Securities and Exchange Commission.

     Pursuant to the  requirements of the Securities  Exchange Act of 1934, this report  has  been  signed  below  by the  following  persons  on  behalf  of the
Registrant and in the capacities and on the dates indicated.

           Signature                 Title                            Date
           ---------                 -----                            ----

   /s/ W. Pearce Coues         Chief Executive Officer and       March 26, 2002
-------------------------      Trustee (principal executive
W. Pearce Coues                officer)

   /s/ George M. Lovejoy, Jr.        Trustee                     March 26, 2002
------------------------------
George M. Lovejoy, Jr.

   /s/ Robert M. Melzer              Trustee                     March 26, 2002
------------------------------
Robert M. Melzer

